Form 10-Q
period 1994-03-31
NARRAGANSETT ELECTRIC CO
filed 1994-05-11
CIK 69659

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549

                            FORM 10-Q

  (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1994

                               OR

 ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                  Commission File Number 0-898


            (LOGO)  THE NARRAGANSETT ELECTRIC COMPANY


       (Exact name of registrant as specified in charter)


       Rhode Island                 05-0187805
       (State or other              (I.R.S. Employer
       jurisdiction of              Identification No.)
       incorporation or
       organization)


          280 Melrose Street, Providence, R.I.   02901
            (Address of principal executive offices)

       Registrant's telephone number, including area code
                         (401-941-1400)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes (X)      No ( )


Common stock, par value $50 per share, authorized and outstanding: 1,132,487 shares at March 31, 1994.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
- ----------------------------

                        THE NARRAGANSETT ELECTRIC COMPANY
                              Statements of Income
                             Periods Ended March 31
                                   (Unaudited)
                                            Three Months        Twelve Months
                                            ------------        -------------
                                          1994      1993      1994       1993
                                          ----      ----      ----       ----
                                                     (In Thousands)
Operating revenue                       $125,461  $124,147  $484,343   $469,552
                                        --------  --------  --------   --------
Operating expenses:
  Fuel for generation                        106        49       248        889
  Purchased electric energy, principally from
   New England Power Company, an affiliate78,207    76,242   312,860    291,213
  Other operation                         15,867    20,334    69,067     70,843
  Maintenance                              3,399     3,627    11,952     12,385
  Depreciation                             4,675     4,423    17,896     18,434
  Taxes, other than federal income         9,909     9,686    36,068     35,419
  Federal income taxes                     2,891     1,566     5,500      7,341
                                        --------  --------  --------   --------
       Total operating expenses          115,054   115,927   453,591    436,524
                                        --------  --------  --------   --------
       Operating income                   10,407     8,220    30,752     33,028

Other income:
  Allowance for equity funds used
   during construction                       278        66       755         75
  Other income (expense) - net              (787)     (904)     (517)      (837)
                                        --------  --------  --------   --------
       Operating and other income          9,898     7,382    30,990     32,266
                                        --------  --------  --------   --------

Interest:
  Interest on long-term debt               3,325     3,106    12,934     13,173
  Other interest                             554       562     2,066      1,499
  Allowance for borrowed funds used during
   construction - credit                    (295)      (86)     (798)      (326)
                                        --------  --------  --------   --------
       Total interest                      3,584     3,582    14,202     14,346
                                        --------  --------  --------   --------

       Net income                       $  6,314  $  3,800  $ 16,788   $ 17,920
                                        ========  ========  ========   ========


                         Statements of Retained Earnings

Retained earnings at beginning of period$ 81,659  $ 74,207  $ 75,354   $ 64,649
Net income                                 6,314     3,800    16,788     17,920
Dividends declared on cumulative
  preferred stock                           (536)     (388)   (2,079)    (1,553)
Dividends declared on common stock          (566)   (2,265)   (2,831)    (5,662)
Premium on redemption of preferred stock                        (361)
                                        --------  --------  --------   --------
Retained earnings at end of period      $ 86,871  $ 75,354  $ 86,871   $ 75,354
                                        ========  ========  ========   ========

   The accompanying notes are an integral part of these financial statements.

   Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.

                     THE NARRAGANSETT ELECTRIC COMPANY
                              Balance Sheets
                                (Unaudited)
                                                     March 31,  December 31,
                                  ASSETS               1994         1993
                                  ------               ----         ----
                                                         (In Thousands)
Utility plant, at original cost                     $541,401     $534,569

 Less accumulated provisions for depreciation        157,811      156,652
                                                    --------     --------
                                                     383,590      377,917
Construction work in progress                         51,515       43,660
                                                    --------     --------
   Net utility plant                                 435,105      421,577
                                                    --------     --------
Current assets:
 Cash                                                  1,203          838
 Accounts receivable:
   From sales of electric energy                      57,105       55,795
   Other (including $1,101,000 and $1,087,000 from affiliates)10,12011,701
     Less reserves for doubtful accounts               3,947        3,800
                                                    --------     --------
                                                      63,278       63,696
 Fuel, materials and supplies, at average cost         6,000        4,572
 Prepaid and other current assets                     10,669       11,515
                                                    --------     --------
     Total current assets                             81,150       80,621
                                                    --------     --------
Deferred charges and other assets                     53,505       53,709
                                                    --------     --------
                                                    $569,760     $555,907
                                                    ========     ========

                      CAPITALIZATION AND LIABILITIES
                      ------------------------------
Capitalization:
 Common stock, par value $50 per share,
   authorized and outstanding 1,132,487 shares      $ 56,624     $ 56,624
 Premiums on preferred stocks                            170          170
 Other paid-in capital                                45,000       45,000
 Retained earnings                                    86,871       81,659
                                                    --------     --------
     Total common equity                             188,665      183,453
 Cumulative preferred stock                           36,500       36,500
 Long-term debt                                      160,961      155,972
                                                    --------     --------
     Total capitalization                            386,126      375,925
                                                    --------     --------
Current liabilities:
 Short-term debt to affiliates                        26,025       19,725
 Accounts payable (including $38,158,000 and $43,468,000
   to affiliates)                                     43,614       51,005

Accrued liabilities:
 Taxes                                                 5,096        1,712
 Interest                                              2,984        4,921
 Other accrued expenses                               14,378       11,798
 Customer deposits                                     5,518        5,622
 Dividends payable                                     1,102        1,102
                                                    --------     --------
     Total current liabilities                        98,717       95,885
                                                    --------     --------
Deferred federal income taxes                         64,478       63,494
Unamortized investment tax credits                     8,899        9,026
Other reserves and deferred credits                   11,540       11,577
                                                    --------     --------
                                                    $569,760     $555,907
                                                    ========     ========

The accompanying notes are an integral part of these financial statements.

                     THE NARRAGANSETT ELECTRIC COMPANY
                         Statements of Cash Flows
                          Quarters Ended March 31
                                (Unaudited)
                                                       1994         1993
                                                       ----         ----
                                                         (In Thousands)
Operating activities:
   Net income                                        $ 6,314     $  3,800
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation                                        4,675        4,423
   Deferred federal income taxes and investment tax credit - net232  (541)
   Allowance for funds used during construction         (573)        (152)
   Early retirement program                                          (814)
   Decrease (increase) in accounts receivable            418        2,705
   Decrease (increase) in fuel, materials and supplies(1,428)         119
   Increase (decrease) in accounts payable            (7,391)      (7,432)
   Increase (decrease) in other current liabilities    3,923        3,968
   Other, net                                          1,633         (635)
                                                    --------     --------
      Net cash provided by operating activities     $  7,803     $  5,441
                                                    --------     --------

Investing activities:
   Plant expenditures, excluding allowance for
     funds used during construction                 $(17,636)    $(11,763)
                                                    --------     --------
      Net cash used in investing activities         $(17,636)    $(11,763)
                                                    --------     --------

Financing activities:
   Dividends paid on common stock                   $   (566)    $ (1,699)
   Dividends paid on preferred stock                    (536)        (388)
   Long-term debt - issues                             5,000        7,500
   Long-term debt - retirements                                    (7,500)
   Premium on reacquisition of long-term debt                         (78)
   Changes in short-term debt                          6,300        8,150
                                                    --------     --------

      Net cash provided by financing activities     $ 10,198     $  5,985
                                                    --------     --------

Net increase in cash and cash equivalents           $    365     $   (337)

Cash and cash equivalents at beginning of period         838          830
                                                    --------     --------
Cash and cash equivalents at end of period          $  1,203     $    493
                                                    ========     ========

Supplementary information:
   Interest paid less amounts capitalized           $  5,284     $  4,861
                                                    --------     --------
   Federal income taxes paid                        $   (949)    $    928
                                                    --------     --------

The accompanying notes are an integral part of these financial statements.

Note A
- ------

     A 1986 Rhode Island Supreme Court decision held that the Rhode Island Public Utilities Commission's (RIPUC) rate-making powers include the authority to order refunds of amounts earned in excess of an allowed return. As a result, the RIPUC monitors the Company's earnings on a continuous basis.


Note B
- ------

     The Federal Comprehensive Environmental Response, Compensation and Liability Act, more commonly known as the "Superfund" law, imposes strict, joint and several liability, regardless of fault, for remediation of property contaminated with hazardous substances. Parties liable include past and present site owners and operators, transporters that brought wastes to the site, and entities that generated or arranged for disposal or treatment of wastes ultimately disposed of at the site.

     The electric utility industry typically utilizes and/or generates in its operations a range of potentially hazardous products and by-products. These products or by-products may not have previously been considered hazardous, and may not currently be considered hazardous, but may be identified as such by federal, state, or local authorities in the future. The New England Electric System (NEES) subsidiaries currently have in place an environmental audit program intended to enhance compliance with existing federal, state, and local requirements regarding the handling of potentially hazardous products and by-products.

     Federal and state environmental agencies have contacted the Company regarding liability for cleanup of sites alleged to contain hazardous waste or substances. The Company has been named as a potentially responsible party (PRP) by either the U.S. Environmental Protection Agency or the Massachusetts Department of Environmental Protection at two sites (one of which is located in Massachusetts) at which hazardous waste is alleged to have been disposed. In addition, the Company is also aware of other sites for which it may be held responsible for remediating and it is likely that, in the future, the Company will become involved in additional proceedings demanding contribution for the cost of remediating additional hazardous waste sites.

     Gas was manufactured from coal in Rhode Island in the past.
The Company is aware of five sites on which gas was manufactured or manufactured gas was stored that were owned either by the Company

- ------

or by its predecessor companies. It is not known to what extent the Company would be held liable for hazardous wastes, if any, leftat these manufactured gas locations.

     There are significant uncertainties as to the potential costs to investigate and, when necessary, remediate any given hazardous waste site. Factors such as the evolving nature of remediation technology and regulatory requirements and the particular characteristics of each site, including, for example, the size of the site, the nature and amount of waste disposed at the site, and the surrounding geography and land use, make precise estimates difficult. A preliminary review by a consultant hired by the NEES companies of the potential cost of investigating and, if necessary, remediating Rhode Island manufactured gas sites resulted in costs per site ranging from less than $1 million to $8 million. An informal survey of other utilities conducted on behalf of NEES and its subsidiaries indicated costs in a similar range.

     There are also significant uncertainties as to the portion, if any, of the investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by the Company.

     The Company believes that hazardous waste liabilities for all sites of which it is aware will not be material (10 percent of common equity) to its financial position. Where appropriate, the Company intends to seek recovery from its insurers and from other PRPs, but it is uncertain whether, and to what extent, such efforts would be successful.


Note C
- ------

     In the opinion of the Company, these statements reflect all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of its operations for the periods presented and should be considered in conjunction with the notes to the financial statements in the Company's 1993 Annual Report.

    Item 2. Management's Discussion and Analysis of Financial
    ---------------------------------------------------------
               Condition and Results of Operations
               -----------------------------------

Earnings
- --------
     Net income for the first quarter of 1994 increased by $3 million as compared to the same period last year. Earnings in the first quarter of 1993 included a one-time charge of $3 million after tax ($5 million before tax) associated with an early retirement offer and special severance program. Excluding the effect of this 1993 charge, 1994 first quarter earnings remained approximately the same as in the corresponding prior period.

Rate Activity
- -------------
     In April 1994, the Company filed a rate agreement with the Rhode Island Public Utilities Commission (RIPUC). The agreement between the Company and the Rhode Island Division of Public Utilities and Carriers would provide for a five percent base rate discount, excluding fuel costs in base rates, for the Company's large commercial and industrial customers who agree to give a five year notice to the Company before they purchase power from another supplier or generate any additional power themselves. The notice provision may be reduced from five to three years under certain conditions. The amount of the proposed discount, if all eligible customers sign agreements, is estimated at $4 million per year.
The agreement would also provide for the Company to begin recognizing unbilled revenues for accounting purposes. Unbilled revenues at December 31, 1993, of approximately $14 million would be amortized to income over the twenty-one month period April 1994 through December 1995. The agreement, which is being opposed by certain parties, is subject to review and approval by the RIPUC.
     Effective March 1993, the RIPUC approved a new purchased power cost adjustment mechanism (PPCA) for the recovery of all of the Company's purchased power costs, excluding fuel and oil conservation adjustment charges which continue to be recovered through separate adjustment mechanisms. Under the new mechanism any over or under-collections of purchased power expense will ultimately be passed on to customers including the effects of peak-demand billing fluctuations. The Company accrued the effects of this new mechanism on its books in the current period.
     In addition, effective January 1993, the RIPUC approved a $1.5 million increase in rates for the Company, representing the first step of a three year phase-in of the Company's recovery of costs associated with postretirement benefits other than pensions. A second $1.5 million increase took effect January 1994.
     A 1986 Rhode Island Supreme Court decision held that the RIPUC's rate-making powers include the authority to order refunds of amounts earned in excess of an allowed return. As a result, the RIPUC monitors the Company's earnings on a continuous basis.

Demand-Side Management
- ----------------------
     The Company files its conservation and load management program, also referred to in the industry as demand-side management
(DSM) program, regularly with the RIPUC and has received approval to recover in rates estimated DSM expenditures on a current basis. The rates provide for reconciling estimated expenditures to actual DSM expenditures, with interest. Expenditures subject to the reconciliation mechanism were $1.3 million in the first three months of 1994 and $12 million for the full year 1993. Since 1990, the Company has been allowed to earn incentives based on the results of its DSM program. The Company must be able to demonstrate to the RIPUC the electricity savings produced by its DSM program before incentives are recorded. The Company recorded $0.5 million of before-tax incentives in 1993. The Company has received approval from the RIPUC that will give it the opportunity to continue to earn incentives based on 1994 DSM program results.

Operating Revenue
- -----------------
     Operating revenue for the three months ended March 31, 1994 increased by $1 million from the corresponding period in 1993. Kilowatthour (KWH) sales increased by 1.1 percent in the first three months of 1994 as compared to the corresponding prior period. This increase in KWH sales reflects the colder weather conditions in the first quarter of 1994 and an improving economy partially offset by the reduction of one billing day due to meter reading schedules. KWH sales in 1994 are expected to increase less than one percent as compared to 1993.
   The following table summarizes the changes in operating revenue:

            Increase (Decrease) in Operating Revenue

                                           First Quarter
                                           -------------
                                           1994 vs 1993
                                           -------------
                                           (In Millions)

     Fuel recovery                              $ 1

     Demand-side management program recovery     (1)

     Sales increase and other                     1
                                                ---
                                                $ 1
                                                ===
     The Company's rates contain a fuel clause and a PPCA provision. The PPCA is designed to allow the Company to pass on to its customers changes in purchased energy costs (excluding fuel) resulting from rate increases or decreases by New England Power Company (NEP), the Company's affiliated wholesale power supplier. In March 1993, the PPCA mechanism was revised. Under the new mechanism, any over or under collection of purchased power expense including the effects of peak-demand billing fluctuations will ultimately be passed on to customers (see Rate Activity section).

Operating Expenses
- ------------------
   The following table summarizes the changes in total operating expenses discussed below:
            Increase (Decrease) in Operating Expenses

                                              First Quarter
                                              -------------
                                              1994 vs 1993
                                              -------------
                                              (In Millions)

   Purchased electric energy:

     Fuel costs                                   $ 1

     Purchases and demand charges
      from NEP                                      1

   Other operation and maintenance:

     Demand-side management
      program expenses                             (1)

     Other                                         (3)

   Taxes, primarily income taxes                    1
                                                  ---
                                                  $(1)
                                                  ===
     The decrease in other operation and maintenance expense in the first quarter of 1994 is primarily due to the recording in the first quarter of 1993 of a one-time charge of $5 million associated with an early retirement offer and special severance program implemented in 1993.

Hazardous Waste
- ---------------
     The Federal Comprehensive Environmental Response, Compensation and Liability Act, more commonly known as the "Superfund" law, imposes strict, joint and several liability, regardless of fault, for remediation of property contaminated with hazardous substances. Parties liable include past and present site owners and operators, transporters that brought wastes to the site, and entities that generated or arranged for disposal or treatment of wastes ultimately disposed of at the site.
     The electric utility industry typically utilizes and/or generates in its operations a range of potentially hazardous products and by-products. These products or by-products may not have previously been considered hazardous, and may not currently be considered hazardous, but may be identified as such by federal, state, or local authorities in the future. The New England Electric System (NEES) subsidiaries currently have in place an environmental audit program intended to enhance compliance with existing federal, state, and local requirements regarding the handling of potentially hazardous products and by-products.
     Federal and state environmental agencies have contacted the Company regarding liability for cleanup of sites alleged to contain hazardous waste or substances. The Company has been named as a potentially responsible party (PRP) by either the U.S. Environmental Protection Agency (EPA) or the Massachusetts

Department of Environmental Protection at two sites (one of which is located in Massachusetts) at which hazardous waste is alleged to have been disposed. In addition, the Company is also aware of other sites for which it may be held responsible for remediating and it is likely that, in the future, the Company will become involved in additional proceedings demanding contribution for the cost of remediating additional hazardous waste sites.
     Gas was manufactured from coal in Rhode Island in the past. The Company is aware of five sites on which gas was manufactured or manufactured gas was stored that were owned either by the Company or by its predecessor companies. It is not known to what extent the Company would be held liable for hazardous wastes, if any, left at these manufactured gas locations.
     There are significant uncertainties as to the potential costs to investigate and, when necessary, remediate any given hazardous waste site. Factors such as the evolving nature of remediation technology and regulatory requirements and the particular characteristics of each site, including, for example, the size of the site, the nature and amount of waste disposed at the site, and the surrounding geography and land use, make precise estimates difficult. A preliminary review by a consultant hired by the NEES companies of the potential cost of investigating and, if necessary, remediating Rhode Island manufactured gas sites resulted in costs per site ranging from less than $1 million to $8 million. An informal survey of other utilities conducted on behalf of NEES and its subsidiaries indicated costs in a similar range.
     There are also significant uncertainties as to the portion, if any, of the investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by the Company.
     The Company believes that hazardous waste liabilities for all sites of which it is aware will not be material (10 percent of common equity) to its financial position. Where appropriate, the Company intends to seek recovery from its insurers and from other PRPs, but it is uncertain whether, and to what extent, such efforts would be successful.

Electric and Magnetic Fields (EMF)
- ---------------------------------
     In recent years, concerns have been raised about whether EMF, which occur near transmission and distribution lines as well as near household wiring and appliances, cause or contribute to adverse health effects. Numerous studies on the effects of these fields, some of them sponsored by electric utilities (including NEES companies), have been conducted and are continuing. Some of the studies have suggested associations between certain EMF and various types of cancer, while other studies have not substantiated such associations. In February 1993, the EPA called for significant additional research on EMF. It is impossible to predict the ultimate impact on the Company and the electric utility industry if further investigations were to demonstrate that the present electricity delivery system is contributing to increased risk of cancer or other health problems.
     Several state courts have recognized a cause of action for damage to property values in transmission line condemnation cases based on the fear that power lines cause cancer. It is difficult to predict what impact there would be on the Company if this cause of action is recognized in Rhode Island and in contexts other than condemnation cases.
     A lawsuit concerning the proposed expansion of a transmission line was filed on April 28, 1994 against the Company, NEES, and an affiliate, New England Power Service Company, in the Superior Court of Rhode Island. The plaintiffs are residents of property which borders existing transmission lines in East Greenwich, Rhode Island. The Company has a proposal before the Rhode Island Energy Facilities Siting Board (EFSB) to upgrade one of the lines and relocate the lines on the existing right of way. The plaintiffs allege that fear of health risks from exposure to high voltage power lines has devalued their property and ask for unspecified damages. The plaintiffs have also asked for an injunction to halt the proposed changes to the transmission lines and an order to remove the existing power lines. After preliminary review of the complaint, the Company does not expect that the plaintiffs will prevail. The EFSB is currently conducting hearings on the

Company's proposal to upgrade and relocate the transmission lines.
     Bills have been introduced in the Rhode Island legislature to require that transmission lines be placed underground. In July 1993, two bills passed by the legislature restricting the construction of overhead transmission lines were vetoed by the governor.

Competitive Conditions
- ----------------------
     The electric utility business is being subjected to increasing competitive pressures, stemming from a combination of increasing electric rates, improved technologies, and new regulations and legislation intended to foster competition. Currently, the most prominent form of competition in the electric utility industry is in the bulk power market in which non-utility generating sources have noticeably increased their market share. This change indirectly affects the Company as it purchases all of its energy requirements from NEP. Electric utilities are also facing increased competition in the retail market primarily from alternative fuel suppliers (principally natural gas companies) for heating and cooling, customer-owned generation to displace purchases from electric utilities, and direct competition among electric utilities to attract major new manufacturing facilities to their service territories. In the future, the potential exists for electric utilities and non-utility generators to sell electricity to retail customers of other electric utilities. For example, the California Public Utilities Commission recently announced a proposal that would give certain large retail customers in that state, by the year 1996, and all other retail customers by the year 2002, the option of selecting their electricity provider. Power purchased from another provider would still be delivered over the local utility's transmission network which, under the proposal, would be subject to broader access. Other states, including Rhode Island have considered or are in the process of considering options to foster increased competition.
     The NEES companies are responding to current and anticipated competitive pressures in a variety of ways including cost control and a corporate reorganization into separate retail and wholesale business units. The retail business unit, which includes the Company, is responding to competition through the development of value-added services for customers and the offering of economic development rates to encourage businesses to locate in the Company's service territory. In its recent rate agreement filed with the RIPUC, the Company is seeking to begin offering a discount from base rates in return for a contract requiring the customer to provide five years written notice before purchasing electricity from others or generating any additional electricity for the customer's own use. The discount will be available to customers with average monthly peak demands over 200 kilowatts. Approval of this rate agreement is pending before the RIPUC.
     Since a large part of the Company's costs represent the cost of power purchased from NEP, its competitive position is affected by NEP's ability to control costs. NEP is controlling costs and positioning itself for increased competition through such means as terminating certain purchased power contracts, past and future shutdowns of uneconomic generating stations, and rapid amortization of certain plant assets.
     Electric utility rates are generally based on a utility's costs. Therefore, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises in general. These accounting rules allow regulated entities, in appropriate circumstances, to establish regulatory assets and to defer the income statement impact of certain costs that are expected to be recovered in future rates. The effects of competition could ultimately cause the operations of the Company, or a portion thereof, to cease meeting the criteria for application of these accounting rules. While the Company does not expect to cease meeting these criteria in the near future, if this were to occur, accounting standards of enterprises in general would apply and immediate recognition of any previously deferred costs would be necessary in the year in which these criteria were no longer applicable.

Utility Plant Expenditures and Financing
- ----------------------------------------
     Cash expenditures for utility plant totaled $18 million in the first three months of 1994, including $8 million related to the Manchester Street Station Repowering Project. The funds necessary for utility plant expenditures were primarily provided by net cash from operating activities, after the payment of dividends and the proceeds of short-term and long-term debt issues.
     The Company issued $5 million of bonds during the first three months of 1994, bearing an interest rate of 7.05 percent. In May 1994, the Company issued an additional $8 million of new long-term debt bearing interest rates ranging from 6.91 to 8.08 percent. The Company plans to issue an additional $27 million of long-term debt by the end of 1994.
     At March 31, 1994, the Company had $26 million of short-term
debt outstanding to affiliates.   The Company currently has lines
of credit with banks totaling $41 million. There were no borrowings under these lines of credit at March 31, 1994.
     For the twelve-month period ending March 31, 1994, the ratio of earnings to fixed charges was 2.47.

Repowering of Manchester Street Station
- ---------------------------------------
     The Company's major construction project is the repowering of Manchester Street Station, a 140 megawatt electric generating station in Providence, Rhode Island which is jointly owned by the Company (10 percent) and NEP (90 percent). Repowering will more than triple the power generation capacity of Manchester Street Station and substantially increase the plant's thermal efficiency. The total cost for the generating station, scheduled for completion in late 1995, is estimated to be approximately $525 million, including allowance for funds used during construction (AFDC). In addition, related transmission work, which is principally the responsibility of the Company, is estimated to cost approximately $75 million and is scheduled for completion in late 1994. At March 31, 1994, $217 million, including AFDC, had been incurred on the project ($41 million by the Company). Substantial commitments have been made relative to future planned expenditures for this project.

                   PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
- --------------------------

    Information concerning the rate agreement filed by the Company with the Rhode Island Public Utilities Commission, discussed in Part I of this report in Management's Discussion and Analysis of Financial Condition and Results of Operations, is incorporated herein by reference and made a part hereof.

    Information concerning the Company's rate filings for demand-side management programs, discussed in Part I of this report in Management's Discussion and Analysis of Financial Condition and Results of Operations, is incorporated herein by reference and made a part hereof.

    Information concerning a lawsuit filed against the Company in the Superior Court of Rhode Island regarding the proposed expansion of a transmission line, discussed in Part I of this report in Management's Discussion and Analysis of Financial Condition and Results of Operations, is incorporated herein by reference and made a part hereof.

Item 4.  Submission of Matters to a Vote of Security-Holders
- ------------------------------------------------------------

    On March 15, 1994, the Annual Meeting of Stockholders was held. The following actions were taken by the unanimous vote of the 1,132,487 shares having general voting rights represented at the meeting:

    The number of directors for the ensuing year was fixed at nine.

    The following were elected as directors:

    Joan T. Bok
    Stephen A. Cardi
    Frances H. Gammell
    Joseph J. Kirby
    Robert L. McCabe
    John W. Rowe
    Richard P. Sergel
    William E. Trueheart
    John A. Wilson

    Coopers & Lybrand was appointed as auditor for 1994.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

    The Company is filing the following revised exhibit for incorporation by reference into its registration statement on Form S-3, Commission File No. 33-50015.

    12     Statement re computation of ratios

                            SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 1994 to be signed on its behalf by the undersigned thereunto duly authorized.

                           THE NARRAGANSETT ELECTRIC COMPANY

                           s/ Howard W. McDowell


                           Howard W. McDowell
                           Controller, Authorized Officer, and
                           Principal Accounting Officer



Date:  May 11, 1994