Form 10-Q
period 1994-06-30
NARRAGANSETT ELECTRIC CO
filed 1994-08-10
CIK 69659

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549

                            FORM 10-Q

  (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1994

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

                       Yes (X)      No ( )


Common stock, par value $50 per share, authorized and outstanding: 1,132,487 shares at June 30, 1994.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
- ----------------------------

                        THE NARRAGANSETT ELECTRIC COMPANY
                              Statements of Income
                              Periods Ended June 30
                                   (Unaudited)
                                               Quarter           Six Months
                                              --------           ----------
                                          1994      1993      1994       1993
                                          ----      ----      ----       ----
                                                     (In Thousands)
Operating revenue                       $103,800  $107,529  $229,261   $231,676
                                        --------  --------  --------   --------
Operating expenses:
  Fuel for generation                         57        58       163        107
  Purchased electric energy, principally from
   New England Power Company, an affiliate65,370    71,757   143,577    147,999
  Other operation                         17,298    15,539    33,165     35,873
  Maintenance                              2,828     3,195     6,227      6,822
  Depreciation                             8,655     4,652    13,330      9,075
  Taxes, other than federal income taxes   8,530     8,568    18,439     18,254
  Federal income taxes                    (1,652)     (177)    1,239      1,389
                                        --------  --------  --------   --------
       Total operating expenses          101,086   103,592   216,140    219,519
                                        --------  --------  --------   --------
       Operating income                    2,714     3,937    13,121     12,157

Other income:
  Allowance for equity funds used
   during construction                       340        89       618        155
  Other income (expense) - net              (265)     (136)   (1,052)    (1,040)
                                        --------  --------  --------   --------
       Operating and other income          2,789     3,890    12,687     11,272
                                        --------  --------  --------   --------

Interest:
  Interest on long-term debt               3,489     3,087     6,814      6,193
  Other interest                             674       415     1,228        977
  Allowance for borrowed funds used during
   construction - credit                    (361)     (105)     (656)      (191)
                                        --------  --------  --------   --------
       Total interest                      3,802     3,397     7,386      6,979
                                        --------  --------  --------   --------

       Net income (loss)                $ (1,013) $    493  $  5,301   $  4,293
                                        ========  ========  ========   ========


                         Statements of Retained Earnings

Retained earnings at beginning of period$ 86,871  $ 75,354  $ 81,659   $ 74,207
Net income (loss)                         (1,013)      493     5,301      4,293
Dividends declared on cumulative
  preferred stock                           (536)     (389)   (1,072)      (777)
Dividends declared on common stock          (567)   (1,132)   (1,133)    (3,397)
                                        --------  --------  --------   --------
Retained earnings at end of period      $ 84,755  $ 74,326  $ 84,755   $ 74,326
                                        ========  ========  ========   ========

   The accompanying notes are an integral part of these financial statements.

   Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.

                THE NARRAGANSETT ELECTRIC COMPANY
                      Statements of Income
                   Twelve Months Ended June 30
                           (Unaudited)
                                                 1994     1993
                                                 ----     ----
                                                 (In Thousands)
Operating revenue                             $480,613  $474,298
                                              --------  --------
Operating expenses:
 Fuel for generation                               245       195
 Purchased electric energy, principally from
  New England Power Company, an affiliate      306,474   301,328
 Other operation                                70,825    69,423
 Maintenance                                    11,584    11,691
 Depreciation                                   21,900    17,270
 Taxes, other than federal income taxes         36,031    35,130
 Federal income taxes                            4,025     7,016
                                              --------  --------
      Total operating expenses                 451,084   442,053
                                              --------  --------
      Operating income                          29,529    32,245

Other income:
 Allowance for equity funds used
  during construction                            1,005       166
 Other income (expense) - net                     (646)     (921)
                                              --------  --------
      Operating and other income                29,888    31,490
                                              --------  --------

Interest:
 Interest on long-term debt                     13,336    12,897
 Other interest                                  2,325     1,537
 Allowance for borrowed funds used during
  construction - credit                         (1,054)     (372)
                                              --------  --------
      Total interest                            14,607    14,062
                                              --------  --------

      Net income                              $ 15,281  $ 17,428
                                              ========  ========


                 Statements of Retained Earnings

Retained earnings at beginning of period      $ 74,326  $ 64,396
Net income                                      15,281    17,428
Dividends declared on cumulative
 preferred stock                                (2,226)   (1,553)
Dividends declared on common stock              (2,265)   (5,945)
Premium on redemption of preferred stock          (361)
                                              --------  --------
Retained earnings at end of period            $ 84,755  $ 74,326
                                              ========  ========

The accompanying notes are an integral part of these financial statements.

Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.

                     THE NARRAGANSETT ELECTRIC COMPANY
                              Balance Sheets
                                (Unaudited)
                                                     June 30,   December 31,
                                  ASSETS               1994         1993
                                  ------               ----         ----
                                                         (In Thousands)
Utility plant, at original cost                     $547,063     $534,569
 Less accumulated provisions for depreciation        162,929      156,652
                                                    --------     --------
                                                     384,134      377,917
Construction work in progress                         65,417       43,660
                                                    --------     --------
   Net utility plant                                 449,551      421,577
                                                    --------     --------
Current assets:
 Cash                                                  1,425          838
 Accounts receivable:
   From sales of electric energy                      49,288       55,795
   Other (including $5,368,000 and $1,087,000 from affiliates)12,74911,701
     Less reserves for doubtful accounts               4,165        3,800
                                                    --------     --------
                                                      57,872       63,696
 Fuel, materials and supplies, at average cost         7,181        4,572
 Prepaid and other current assets                     10,060       11,515
                                                    --------     --------
     Total current assets                             76,538       80,621
                                                    --------     --------
Deferred charges and other assets                     53,784       53,709
                                                    --------     --------
                                                    $579,873     $555,907
                                                    ========     ========

                      CAPITALIZATION AND LIABILITIES
                      ------------------------------
Capitalization:
 Common stock, par value $50 per share,
   authorized and outstanding 1,132,487 shares      $ 56,624     $ 56,624
 Premiums on preferred stocks                            170          170
 Other paid-in capital                                45,000       45,000
 Retained earnings                                    84,755       81,659
                                                    --------     --------
     Total common equity                             186,549      183,453
 Cumulative preferred stock                           36,500       36,500
 Long-term debt                                      173,905      155,972
                                                    --------     --------
     Total capitalization                            396,954      375,925
                                                    --------     --------
Current liabilities:
 Short-term debt to affiliates                        15,450       19,725
 Accounts payable (including $45,663,000 and $43,468,000
   to affiliates)                                     52,909       51,005

 Accrued liabilities:
   Taxes                                               2,250        1,712
   Interest                                            5,211        4,921
   Other accrued expenses                             16,963       11,798
 Customer deposits                                     5,514        5,622
 Dividends payable                                     1,102        1,102
                                                    --------     --------
     Total current liabilities                        99,399       95,885
                                                    --------     --------
Deferred federal income taxes                         62,662       63,494
Unamortized investment tax credits                     8,772        9,026
Other reserves and deferred credits                   12,086       11,577
                                                    --------     --------
                                                    $579,873     $555,907
                                                    ========     ========

The accompanying notes are an integral part of these financial statements.

                     THE NARRAGANSETT ELECTRIC COMPANY
                         Statements of Cash Flows
                         Six Months Ended June 30
                                (Unaudited)
                                                       1994         1993
                                                       ----         ----
                                                         (In Thousands)
Operating Activities:
   Net income                                       $  5,301     $  4,293
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation                                       13,330        9,075
   Deferred federal income taxes and
     investment tax credit - net                      (2,599)        (539)
   Allowance for funds used during construction       (1,274)        (346)
   Early retirement program                                          (814)
   Decrease (increase) in accounts receivable          5,824       (1,671)
   Decrease (increase) in fuel, materials, and supplies(2,609)        571
   Increase (decrease) in accounts payable             1,904       (2,839)
   Increase (decrease) in other current liabilities    5,885        5,208
   Other, net                                          3,384       (1,872)
                                                    --------     --------
      Net cash provided by operating activities     $ 29,146     $ 11,066
                                                    --------     --------

Investing Activities:
   Plant expenditures, excluding allowance for
     funds used during construction                 $(40,079)    $(26,451)
                                                    --------     --------
      Net cash used in investing activities         $(40,079)    $(26,451)
                                                    --------     --------

Financing Activities:
   Dividends paid on common stock                   $ (1,133)    $ (3,963)
   Dividends paid on preferred stock                  (1,072)        (777)
   Long-term debt - issues                            18,000       22,500
   Long-term debt - retirements                                   (12,100)
   Premium on reacquisition of long-term debt                         (78)
   Changes in short-term debt                         (4,275)       9,750
                                                    --------     --------

      Net cash provided by financing activities     $ 11,520     $ 15,332
                                                    --------     --------

Net increase in cash and cash equivalents           $    587     $    (53)

Cash and cash equivalents at beginning of period         838          830
                                                    --------     --------
Cash and cash equivalents at end of period          $  1,425     $    777
                                                    ========     ========

Supplementary Information:
   Interest paid less amounts capitalized           $  6,603     $  6,340
                                                    --------     --------
   Federal income taxes paid                        $    700     $  5,528
                                                    --------     --------

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

     The Company believes that hazardous waste liabilities for all sites of which it is aware will not be material (10 percent of common equity) to its financial position. Where appropriate, the Company intends to seek recovery from its insurers and from other PRPs, but it is uncertain whether, and to what extent, such efforts will be successful.


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

    Item 2. Management's Discussion and Analysis of Financial
    ---------------------------------------------------------
               Condition and Results of Operations
               -----------------------------------

Earnings
- --------
     Net income for the first six months of 1994 increased by $1 million as compared to the same period last year. Earnings in the first six months of 1993 included a one-time charge of $3 million after tax ($5 million before tax) associated with an early retirement offer and special severance program. Excluding the effect of this 1993 charge, earnings for the second quarter and first six months of 1994 decreased by $2 million as compared to the corresponding periods last year. These decreases are primarily due to increases in operation expenses.

Rate Activity
- -------------
     In July 1994, the Rhode Island Public Utilities Commission (RIPUC) approved a rate agreement between the Company and the Rhode Island Division of Public Utilities and Carriers that provides for a 5 percent base rate discount, excluding fuel costs, retroactive to May 15, 1994, for the Company's large commercial and industrial customers who sign an agreement to give a five year notice to the Company before they purchase power from another supplier or generate any additional power themselves. The notice provision may be reduced from five to three years under certain conditions. The amount of the proposed discount, if all eligible customers sign agreements, is estimated at $4 million per year. The agreement also provides for the Company to begin recognizing unbilled revenues for accounting purposes. Unbilled revenues at December 31, 1993, of approximately $14 million will be amortized to income over the twenty-one month period beginning April 1994 through December 1995. No unbilled revenues have been recorded in the financial statements through June 1994. The Company will begin recording the effects of this rate agreement in the third quarter of this year.
     Effective March 1993, the RIPUC approved a new purchased power cost adjustment mechanism for the recovery of all of the Company's purchased power costs, excluding fuel and oil conservation adjustment charges which continue to be recovered through separate adjustment mechanisms. Under the new mechanism any over or under-collections of purchased power expense will ultimately be passed on to customers including the effects of peak-demand billing fluctuations. The Company accrues the effects of this new mechanism on its books on a current basis.
     In addition, effective January 1993, the RIPUC approved a $1.5 million increase in rates for the Company, representing the first step of a three year phase-in of the Company's recovery of costs associated with postretirement benefits other than pensions (PBOPs). A second $1.5 million increase took effect January 1994.

     A 1986 Rhode Island Supreme Court decision held that the
RIPUC's rate-making powers include the authority to order refunds of amounts earned in excess of an allowed return. As a result, the RIPUC monitors the Company's earnings on a continuous basis.

Demand-Side Management Programs
- -------------------------------
     The Company files its conservation and load management program, also referred to in the industry as demand-side management
(DSM) program, regularly with the RIPUC and has received approval to recover in rates estimated DSM expenditures on a current basis. The rates provide for reconciling estimated expenditures to actual DSM expenditures, with interest. Expenditures subject to the reconciliation mechanism were $3.0 million in the first six months of 1994 and $12 million for the full year 1993. Since 1990, the Company has been allowed to earn incentives based on the results of its DSM program. Before incentives are recorded, the Company must be able to demonstrate to the RIPUC the electricity savings produced by its DSM program. The Company recorded $0.5 million of before-tax incentives in 1993. No incentives were recorded during the first six months of 1994. The Company has received orders from the RIPUC that will give it the opportunity to continue to earn incentives based on 1994 DSM program results.

Operating Revenue
- -----------------
     Operating revenue for the second quarter and six months ended June 30, 1994 decreased by $4 million and $2 million, respectively, from the corresponding periods in 1993.
   The following table summarizes the changes in operating revenue:

            Increase (Decrease) in Operating Revenue

                             Second Quarter       Six Months
                             --------------      ------------
                              1994 vs 1993       1994 vs 1993
                             --------------      ------------
                                      (In Millions)

     Fuel recovery                $(2)               $(1)

     DSM recovery                  (1)                (2)

     General rate changes           -                  1

     Sales increase and other      (1)                 -
                                  ---                ---
                                  $(4)               $(2)
                                  ===                ===
     Kilowatthour (KWH) sales increased by 1 percent in the first six months of 1994 as compared to the corresponding prior period. This increase in KWH sales is primarily due to colder than normal weather conditions in the first quarter as compared to the same period last year and an improving economy partially offset by the reduction of one billing day due to meter reading schedules. In May 1994, one of the Company's largest customers closed its facility. Revenues from this customer, excluding fuel and purchased power costs, were approximately $1.4 million on an annual basis. Excluding the effects of losing this customer, KWH sales are expected to increase less than 1 percent as compared to 1993.
   General rate changes include the effect of rate increases for the recovery of PBOPs (see Rate Activity section).

Operating Expenses
- ------------------
   The following table summarizes the changes in total operating expenses discussed below:
            Increase (Decrease) in Operating Expenses

                                  Second Quarter      Six Months
                                  --------------     ------------
                                   1994 vs 1993      1994 vs 1993
                                   -------------     ------------
                                            (In Millions)

   Purchased electric energy:

     Fuel costs                         $(2)            $(1)

     Integrated facilities
      credits from NEP                   (4)             (4)

     Purchases and demand charges
      from NEP                            -               1

   Other operation and maintenance:

     DSM                                 (1)             (2)

     Other                                2              (1)

   Depreciation                           4               4

   Taxes, primarily income taxes         (1)              -
                                        ---             ---
                                        $(2)            $(3)
                                        ===             ===

     The entire output of the Company's portion of the Manchester Street Generating Station is made available to New England Power Company (NEP). The Company receives a credit on its purchased power bill from NEP for its fuel costs and other generation and transmission costs associated with this plant. The change in the above table reflects increased credits for dismantlement costs being incurred on the Company's previously retired South Street generating facility.
     The decrease in other operation and maintenance expense in the first six months of 1994 is primarily due to the recording in the first quarter of 1993 of a one-time charge of $5 million associated with an early retirement offer and special severance program implemented in 1993. This decrease was partially offset by increased computer system development costs, increased fringe benefit costs, including PBOPs, and general increases in other areas.
   The increase in depreciation expense in the second quarter and first six months of 1994 reflects increased charges for dismantlement costs for the previously retired South Street generating station.

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

     There are also significant uncertainties as to the portion, if any, of the investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by the Company.
     The Company believes that hazardous waste liabilities for all sites of which it is aware will not be material (10 percent of common equity) to its financial position. Where appropriate, the Company intends to seek recovery from its insurers and from other PRPs, but it is uncertain whether, and to what extent, such efforts will be successful.

Electric and Magnetic Fields (EMF)
- ---------------------------------
     In recent years, concerns have been raised about whether EMF, which occur near transmission and distribution lines as well as near household wiring and appliances, cause or contribute to adverse health effects. Numerous studies on the effects of these fields, some of them sponsored by electric utilities (including NEES companies), have been conducted and are continuing. Some of the studies have suggested associations between certain EMF and various types of cancer, while other studies have not substantiated such associations. In February 1993, the EPA called for significant additional research on EMF. In July 1994, a study by a University of Southern California professor suggested an association between EMF and Alzheimer's disease. It is impossible to predict the ultimate impact on the Company and the electric utility industry if further investigations were to demonstrate that the present electricity delivery system is contributing to increased risk of cancer or other health problems.
     Several state courts have recognized a cause of action for damage to property values in transmission line condemnation cases based on the fear that power lines cause cancer. It is difficult to predict what impact there would be on the Company if this cause of action is recognized in Rhode Island and in contexts other than condemnation cases.
     A lawsuit concerning the proposed expansion of a transmission line was filed on April 28, 1994 against the Company, NEES, and New England Power Service Company (NEPSCo), in the Superior Court of Rhode Island. The plaintiffs are residents of property which borders existing transmission lines in East Greenwich, Rhode Island. The Company has a proposal before the Rhode Island Energy Facilities Siting Board (EFSB) to upgrade one of the lines and relocate the lines on the existing right of way. The plaintiffs allege that fear of health risks from exposure to high voltage power lines has devalued their property and ask for unspecified damages. The plaintiffs have also asked for an injunction to halt the proposed changes to the transmission lines and an order to remove the existing power lines. After preliminary review of the complaint, the Company, NEES, and NEPSCo do not expect that the plaintiffs will prevail. The EFSB has recently concluded hearings on the Company's proposal to upgrade and relocate the transmission lines and a decision is expected shortly.
     Bills had been introduced in the Rhode Island legislature to require that transmission lines be placed underground. In July 1993, two bills passed by the legislature restricting the construction of overhead transmission lines were vetoed by the governor. A similar bill was introduced in 1994 and was rejected by the legislature.

Competitive Conditions
- ----------------------
     The electric utility business is being subjected to increasing competitive pressures, stemming from a combination of trends, including increasing electric rates, improved technologies, and new regulations and legislation intended to foster competition. Recently, this competition has been most prominent in the bulk power market in which non-utility generating sources have noticeably increased their market share. This change indirectly affects the Company as it purchases all of its energy requirements from NEP. Electric utilities are also facing increased competition in the retail market. Currently, retail competition comes primarily from alternative fuel suppliers (principally natural gas companies) for heating and cooling, customer-owned generation to displace purchases from electric utilities, and direct competition among electric utilities to attract major new manufacturing facilities to their service territories. In the future, the potential exists for electric utilities and non-utility generators to sell electricity to retail customers of other electric utilities without regard to franchised service territories. For example, the California Public Utilities Commission recently announced a proposal that would give certain large retail customers, by the year 1996, and all other retail customers, by the year 2002, the option of selecting their electricity provider. Power purchased from another provider would still be delivered over the local utility's transmission network which, under the proposal, would be subject to broader access. Other states, including several New England states, have considered or are in the process of considering options to foster increased competition.
     The NEES companies are responding to current and anticipated competitive pressures in a variety of ways, including cost control and a corporate reorganization into separate retail and wholesale business units. The retail business unit's response to competition includes the development of value-added services for customers and the offering of economic development rates to encourage businesses to locate in the Company's service territory. Pursuant to its recent rate agreement approved by the RIPUC, the Company will begin offering a discount from base rates in return for a contract requiring the customer to provide five years written notice before purchasing electricity from others or generating any additional electricity for the customer's own use. The discount will be available to customers with average monthly peak demands over 200 kilowatts.
     Since a large part of the Company's costs represent the cost of power purchased from NEP, its competitive position is affected by NEP's ability to control costs. NEP is controlling costs and positioning itself for increased competition through such means as terminating certain purchased power contracts, shutdowns of uneconomic generating stations, and rapid amortization of certain plant assets.
   The Federal Energy Regulatory Commission (FERC) ruled in 1992, in a proceeding not involving NEES subsidiaries, that a utility may recover from a wholesale requirements customer, any legitimate, prudent, and verifiable costs that the utility had incurred based on a reasonable expectation that it would continue to sell requirements service to the customer. The FERC has referred to such costs as "stranded costs". On appeal, the United States Court of Appeals for the District of Columbia Circuit has questioned whether allowing utilities to recover stranded costs is anti-competitive and the Court remanded the case back to the FERC for further proceedings and development of the competitive issues. In a separate development, the FERC issued a notice of proposed rule-making on the recovery of investment costs stranded as a result of increased competition.

     Electric utility rates are generally based on a utility's costs. Therefore, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises in general. These accounting rules require regulated entities, in appropriate circumstances, to establish regulatory assets and liabilities, which defer the income statement impact of certain costs that are expected to be recovered in future rates. The effects of competition could ultimately cause the operations of the Company, or a portion thereof, to cease meeting the criteria for application of these accounting rules. While the Company does not expect to cease meeting these criteria in the near future, if this were to occur, accounting standards of enterprises in general would apply and immediate recognition of any previously deferred costs would be necessary in the year in which these criteria were no longer applicable. In addition, if, because of competition, utilities are unable to recover all of their costs in rates, it may be necessary to write off those costs that are not recoverable.

Utility Plant Expenditures and Financing
- ----------------------------------------
     Cash expenditures for utility plant totaled $40 million in the first six months of 1994, including $17 million related to the Manchester Street Station Repowering Project. The funds necessary for utility plant expenditures were primarily provided by net cash from operating activities, after the payment of dividends and the proceeds of long-term debt issues.

     The Company issued $18 million of bonds during the first six months of 1994, bearing interest rates ranging from 6.91 to 8.08 percent. In August 1994, an additional $5 million of new long-term debt was issued at an interest rate of 8.16 percent. The Company plans to issue an additional $17 million of long-term debt by the end of 1994.
     At June 30, 1994, the Company had $15 million of short-term
debt outstanding to affiliates.   The Company currently has lines
of credit with banks totaling $41 million. There were no borrowings under these lines of credit at June 30, 1994.
     For the twelve-month period ending June 30, 1994, the ratio of earnings to fixed charges was 2.21.

Repowering of Manchester Street Station
- ---------------------------------------
     The Company's major construction project is the repowering of Manchester Street Station, a 140 megawatt electric generating station in Providence, Rhode Island which is jointly owned by the Company (10 percent) and NEP (90 percent). Repowering will more than triple the power generation capacity of Manchester Street Station and substantially increase the plant's thermal efficiency. The total cost for the generating station, scheduled for completion in late 1995, is estimated to be approximately $525 million, including allowance for funds used during construction (AFDC). In addition, related transmission work, which is principally the responsibility of the Company, is estimated to cost approximately $75 million and is scheduled for completion in late 1994. At June 30, 1994, $263 million, including AFDC, had been incurred on the project ($52 million by the Company). Substantial commitments have been made relative to future planned expenditures for this project.

                   PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
- --------------------------

     Information concerning the approval by the Rhode Island Public Utilities Commission of a rate agreement filed by the Company, discussed in Part I of this report in Management's Discussion and Analysis of Financial Condition and Results of Operations, is incorporated herein by reference and made a part hereof.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

     The Company filed reports on Form 8-K dated April 28, 1994,
April 29, 1994, and May 16, 1994, each containing Item 5 - Other
Events.

     The Company is filing the following revised exhibit for incorporation by reference into its registration statements on Form S-3, Commission File Nos. 33-49455 and 33-50015:

     12   Statement re computation of ratios

                            SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 1994 to be signed on its behalf by the undersigned thereunto duly authorized.

                             THE NARRAGANSETT ELECTRIC COMPANY


                             s/ Howard W. McDowell

                             Howard W. McDowell
                             Controller, Authorized Officer, and
                             Principal Accounting Officer


Date:  August 10, 1994