Form 10-Q
period 1994-09-30
NARRAGANSETT ELECTRIC CO
filed 1994-11-10
CIK 69659

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549

                            FORM 10-Q

  (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1994

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

                       Yes (X)      No ( )


Common stock, par value $50 per share, authorized and outstanding: 1,132,487 shares at September 30, 1994.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
- ----------------------------

                        THE NARRAGANSETT ELECTRIC COMPANY
                              Statements of Income
                           Periods Ended September 30
                                   (Unaudited)
                                               Quarter           Nine Months
                                               -------           -----------
                                          1994      1993      1994       1993
                                          ----      ----      ----       ----
                                                     (In Thousands)
Operating revenue                       $137,014  $136,174  $366,275   $367,850
                                        --------  --------  --------   --------
Operating expenses:
  Purchased electric energy, principally from
   New England Power Company, an affiliate84,859    89,381   228,436    237,380
  Other operation                         19,126    17,659    52,454     53,639
  Maintenance                              3,112     2,608     9,339      9,430
  Depreciation                             6,650     4,652    19,980     13,727
  Taxes, other than federal income taxes   8,975     9,198    27,414     27,452
  Federal income taxes                     3,355     2,915     4,594      4,304
                                        --------  --------  --------   --------
       Total operating expenses          126,077   126,413   342,217    345,932
                                        --------  --------  --------   --------
       Operating income                   10,937     9,761    24,058     21,918

Other income:
  Allowance for equity funds used
   during construction                       343       139       961        294
  Other income (expense) - net              (194)       23    (1,246)    (1,017)
                                        --------  --------  --------   --------
       Operating and other income         11,086     9,923    23,773     21,195
                                        --------  --------  --------   --------

Interest:
  Interest on long-term debt               3,675     3,261    10,489      9,454
  Other interest                             685       387     1,913      1,364
  Allowance for borrowed funds used during
   construction - credit                    (504)     (160)   (1,160)      (351)
                                        --------  --------  --------   --------
       Total interest                      3,856     3,488    11,242     10,467
                                        --------  --------  --------   --------

       Net income                       $  7,230  $  6,435  $ 12,531   $ 10,728
                                        ========  ========  ========   ========



                         Statements of Retained Earnings


Retained earnings at beginning of period$ 84,755  $ 74,326  $ 81,659   $ 74,207
Net income                                 7,230     6,435    12,531     10,728
Dividends declared on cumulative
  preferred stock                           (535)     (619)   (1,607)    (1,396)
Dividends declared on common stock        (1,132)     (566)   (2,265)    (3,963)
Premium on redemption of preferred stock              (361)                (361)
                                        --------  --------  --------   --------
Retained earnings at end of period      $ 90,318  $ 79,215  $ 90,318   $ 79,215
                                        ========  ========  ========   ========

   The accompanying notes are an integral part of these financial statements.

            Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.

                         THE NARRAGANSETT ELECTRIC COMPANY
                               Statements of Income
                         Twelve Months Ended September 30
                                    (Unaudited)
                                                              1994       1993
                                                              ----       ----
                                                               (In Thousands)
Operating revenue                                          $481,453    $484,787
                                                           --------    --------
Operating expenses:
    Purchased electric energy, principally from
     New England Power Company, an affiliate                301,952     310,343
    Other operation                                          72,537      71,214
    Maintenance                                              12,088      12,294
    Depreciation                                             23,898      18,906
    Taxes, other than federal income taxes                   35,808      35,955
    Federal income taxes                                      4,465       5,968
                                                           --------    --------
          Total operating expenses                          450,748     454,680
                                                           --------    --------

          Operating income                                   30,705      30,107

Other income:
    Allowance for equity funds used
     during construction                                      1,210         303
    Other income (expense) - net                               (863)       (902)
                                                           --------    --------

          Operating and other income                         31,052      29,508
                                                           --------    --------

Interest:
    Interest on long-term debt                               13,751      12,728
    Other interest                                            2,623       1,687
    Allowance for borrowed funds used during
     construction - credit                                   (1,399)       (469)
                                                           --------    --------
          Total interest                                     14,975      13,946
                                                           --------    --------

          Net income                                       $ 16,077    $ 15,562
                                                           ========    ========


                          Statements of Retained Earnings

Retained earnings at beginning of period                   $ 79,215    $ 71,460
Net income                                                   16,077      15,562
Dividends declared on cumulative
    preferred stock                                          (2,143)     (1,784)
Dividends declared on common stock                           (2,831)     (5,662)
Premium on redemption of preferred stock                                   (361)
                                                           --------    --------
Retained earnings at end of period                         $ 90,318    $ 79,215
                                                           ========    ========

    The accompanying notes are an integral part of these financial statements.

    Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.

                              THE NARRAGANSETT ELECTRIC COMPANY
                                       Balance Sheets
                                         (Unaudited)
                                                               September 30,   December 31,
                                           ASSETS                  1994            1993
                                           ------                  ----            ----
                                                                      (In Thousands)
Utility plant, at original cost                                  $596,058        $534,569
   Less accumulated provisions for depreciation                   163,077         156,652
                                                                 --------        --------
                                                                  432,981         377,917
Construction work in progress                                      37,520          43,660
                                                                 --------        --------
     Net utility plant                                            470,501         421,577
                                                                 --------        --------
Current assets:
   Cash                                                               328             838
   Accounts receivable:
     From sales of electric energy                                 50,549          55,795
     Other (including $6,941,000 and $1,087,000 from affiliates)   22,462          11,701
       Less reserves for doubtful accounts                          4,377           3,800
                                                                 --------        --------
                                                                   68,634          63,696
   Unbilled revenues                                               13,175
   Fuel, materials and supplies, at average cost                    6,331           4,572
   Prepaid and other current assets                                12,232          11,515
                                                                 --------        --------
       Total current assets                                       100,700          80,621
                                                                 --------        --------
Deferred charges and other assets                                  55,381          53,709
                                                                 --------        --------
                                                                 $626,582        $555,907
                                                                 ========        ========

                               CAPITALIZATION AND LIABILITIES
                               ------------------------------
Capitalization:
   Common stock, par value $50 per share,
     authorized and outstanding 1,132,487 shares                 $ 56,624        $ 56,624
   Premiums on preferred stocks                                       170             170
   Other paid-in capital                                           45,000          45,000
   Retained earnings                                               90,318          81,659
                                                                 --------        --------
       Total common equity                                        192,112         183,453
   Cumulative preferred stock                                      36,500          36,500
   Long-term debt                                                 178,893         155,972
                                                                 --------        --------
       Total capitalization                                       407,505         375,925
                                                                 --------        --------
Current liabilities:
   Short-term debt (including $23,625,000 and $19,725,000
     to affiliates)                                                33,625          19,725
   Accounts payable (including $48,903,000 and $43,468,000
     to affiliates)                                                55,708          51,005

Accrued liabilities:
   Taxes                                                            1,979           1,712
   Interest                                                         3,134           4,921
   Other accrued expenses                                          29,520          11,798
Customer deposits                                                   5,524           5,622
Dividends payable                                                   1,668           1,102
                                                                 --------        --------
       Total current liabilities                                  131,158          95,885
                                                                 --------        --------
Deferred federal income taxes                                      67,013          63,494
Unamortized investment tax credits                                  8,645           9,026
Other reserves and deferred credits                                12,261          11,577
                                                                 --------        --------
                                                                 $626,582        $555,907
                                                                 ========        ========

         The accompanying notes are an integral part of these financial statements.

                              THE NARRAGANSETT ELECTRIC COMPANY
                                  Statements of Cash Flows
                               Nine Months Ended September 30
                                         (Unaudited)
                                                                   1994            1993
                                                                   ----            ----
                                                                      (In Thousands)
Operating Activities:
     Net income                                                  $ 12,531       $ 10,728
     Adjustments to reconcile net income to net cash
       provided by operating activities:
     Depreciation                                                  19,980         13,727
     Deferred federal income taxes and investment
       tax credit - net                                             1,198          1,562
     Allowance for funds used during construction                  (2,121)          (645)
     Amortization of unbilled revenues                              4,105
     Early retirement program                                                      2,705
     Decrease (increase) in accounts receivable,
       net, and unbilled revenues                                 (18,113)        (7,863)
     Decrease (increase) in fuel, materials, and supplies          (1,759)           606
     Increase (decrease) in accounts payable                        4,703          3,145
     Increase (decrease) in other current liabilities              11,999         (1,367)
     Other, net                                                       998         (2,455)
                                                                 --------       --------
         Net cash provided by operating activities               $ 33,521       $ 20,143
                                                                 --------       --------

Investing Activities:
     Plant expenditures, excluding allowance for
       funds used during construction                            $(66,725)      $(45,398)
     Other investing activities                                      (900)
                                                                 --------       --------
         Net cash used in investing activities                   $(67,625)      $(45,398)
                                                                 --------       --------

Financing Activities:
     Dividends paid on common stock                              $ (1,699)      $ (5,095)
     Dividends paid on preferred stock                             (1,607)        (1,233)
     Preferred stock - issues                                                     20,000
     Preferred stock - retirements                                               (10,000)
     Premium on redemption of preferred stock                                       (361)
     Long-term debt - issues                                       23,000         27,500
     Long-term debt - retirements                                                (14,900)
     Premium on reacquisition of long-term debt                                     (652)
     Changes in short-term debt                                    13,900         10,700
                                                                 --------       --------

         Net cash provided by financing activities               $ 33,594       $ 25,959
                                                                 --------       --------

Net increase (decrease) in cash and cash equivalents             $   (510)      $    704

Cash and cash equivalents at beginning of period                      838            830
                                                                 --------       --------
Cash and cash equivalents at end of period                       $    328       $  1,534
                                                                 ========       ========

Supplementary Information:
     Interest paid less amounts capitalized                      $ 12,286       $ 11,122
                                                                 --------       --------
   Federal income taxes paid                        $    703     $  2,934
                                                    --------     --------

The accompanying notes are an integral part of these financial statements.

Note A
- ------

     A 1986 Rhode Island Supreme Court decision held that the Rhode Island Public Utilities Commission's (RIPUC) rate-making powers include the authority to order refunds of amounts earned in excess of an allowed return. As a result, the RIPUC monitors the Company's earnings on a continuous basis.


Note B - Hazardous Waste
- ------------------------

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

- ------------------------

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

    Item 2. Management's Discussion and Analysis of Financial
    ---------------------------------------------------------
               Condition and Results of Operations
               -----------------------------------

Earnings
- --------
     Net income for the third quarter and first nine months of 1994 increased by $1 million and $2 million, respectively, as compared to the same periods last year. The increase in earnings for the quarter reflects increased kilowatthour (KWH) sales billed to ultimate customers and the commencement of recognition of revenue for electricity delivered but not yet billed (unbilled revenue) pursuant to a rate agreement (see Rate Activity section). The increase in KWH sales reflects weather conditions and an improving economy.
     Earnings in the first nine months of 1993 included a one-time charge of $3 million after tax ($5 million before tax) associated with an early retirement offer and special severance program. Excluding the effect of this 1993 charge, earnings for the first nine months of 1994 decreased by $1 million as compared to the corresponding periods last year. This decrease is primarily due to increases in other operation expenses, partially offset by the net increase in third quarter earnings.

Rate Activity
- -------------
     In July 1994, the Rhode Island Public Utilities Commission
(RIPUC) approved a rate agreement between the Company and the Rhode

Island Division of Public Utilities and Carriers that provides for a 5 percent base rate discount, excluding fuel costs, for the Company's large commercial and industrial customers who sign an agreement to give a five year notice to the Company before they purchase power from another supplier or generate any additional power themselves. The notice provision may be reduced from five to three years under certain conditions. The amount of the discount, if all eligible customers sign agreements, is approximately $4 million per year. Customers representing approximately 63 percent of all eligible revenues have signed agreements. The agreement also provides for the Company to recognize unbilled revenues for accounting purposes. Unbilled revenues at December 31, 1993 of approximately $14 million are being amortized to income over a twenty-one month period beginning April 1994 through December 1995. In addition, the Company now recognizes seasonal fluctuations in unbilled revenues on a quarterly basis. The Company began recording the effects of this rate agreement in the third quarter of 1994.
     Effective March 1993, the RIPUC approved a new purchased power cost adjustment mechanism for the recovery of all of the Company's purchased power costs, excluding fuel and oil conservation adjustment charges which continue to be recovered through separate adjustment mechanisms. Under the new mechanism any over or under-collections of purchased power expense will ultimately be passed on to customers including the effects of peak-demand billing fluctuations. The Company accrues the effects of this new mechanism on its books on a current basis. In August 1994, the RIPUC gave notice that it intends to open a proceeding to consider the effect of fuel adjustment clauses on utility incentives to reduce costs.
     Effective January 1993, the RIPUC approved a $1.5 million increase in rates for the Company, representing the first step of a three year phase-in of the Company's recovery of costs associated with postretirement benefits other than pensions (PBOPs). A second $1.5 million increase took effect January 1994 and the third and final step increase is anticipated to go into effect in January 1995.
     A 1986 Rhode Island Supreme Court decision held that the RIPUC's rate-making powers include the authority to order refunds of amounts earned in excess of an allowed return. As a result, the RIPUC monitors the Company's earnings on a continuous basis.

Demand-Side Management Programs
- -------------------------------
     The Company files its conservation and load management program, also referred to in the industry as demand-side management
(DSM) program, regularly with the RIPUC and has received approval to recover in rates estimated DSM expenditures on a current basis. The rates provide for reconciling estimated expenditures to actual

DSM expenditures, with interest. Expenditures subject to the reconciliation mechanism were $5.6 million in the first nine months of 1994 and $12 million for the full year 1993. Since 1990, the Company has been allowed to earn incentives based on the results of its DSM program. Before incentives are recorded, the Company must be able to demonstrate to the RIPUC the electricity savings produced by its DSM program. The Company recorded $0.5 million of before-tax incentives in 1993. No incentives were recorded during the first nine months of 1994. The Company has received orders from the RIPUC that will give it the opportunity to continue to earn incentives based on 1994 DSM program results.

Operating Revenue
- -----------------
     Operating revenue for the nine months ended September 30, 1994 decreased by $2 million from the corresponding period in 1993. The following table summarizes the changes in operating revenue:

            Increase (Decrease) in Operating Revenue

                                   Third Quarter    Nine Months
                                   -------------   ------------
                                   1994 vs 1993    1994 vs 1993
                                   -------------   ------------
                                           (In Millions)

     Fuel recovery                     $(2)            $(4)

     DSM recovery                        -              (2)

     Service extension discounts        (1)             (1)

     Unbilled revenues recognized
       under rate agreement              4               4

     Seasonal fluctuation in
      accrued unbilled revenue          (1)             (1)

     Sales increase and other            1               2
                                       ---             ---
                                       $ 1             $(2)
                                       ===             ===
     KWH sales billed to ultimate customers in the third quarter and first nine months of 1994 increased by 1.8 and 1.2 percent, respectively, as compared to the corresponding prior periods. This increase in KWH sales is primarily due to weather conditions and an improving economy, partially offset by a loss of sales attributable to the May 1994 plant closing of one of the Company's largest customers. Revenues from this customer, excluding fuel and purchased power costs, were approximately $1.4 million on an annual basis. In spite of the loss of a large customer, KWH sales are expected to increase approximately 1 percent over 1993. In addition, there was one less billing day due to meter reading schedules in the first nine months of 1994 compared to 1993.
     General rate changes reflect rate discounts recorded in the third quarter to large commercial and industrial customers retroactive to May 15, 1994, in connection with the Company's recently implemented rate agreement.
     For a discussion of unbilled revenues see the Rate Activity section.

Operating Expenses
- ------------------
     The following table summarizes the changes in total operating expenses discussed below:
            Increase (Decrease) in Operating Expenses

                                   Third Quarter      Nine Months
                                   -------------     ------------
                                   1994 vs 1993      1994 vs 1993
                                   -------------     ------------
                                            (In Millions)

   Purchased electric energy:

     Fuel costs                         $(2)            $(4)

     Integrated facilities
      credits from NEP                   (2)             (6)

     Purchases and demand charges
      from NEP                            -               1

   Other operation and maintenance:

     DSM                                  -              (2)

     Other                                2               1

   Depreciation                           2               6

                                        ---             ---
                                        $ -             $(4)
                                        ===             ===
     The entire output of the Company's generating capacity has in the past, and continues to be made available to New England Power Company (NEP). The Company receives a credit on its purchased power bill from NEP for its fuel costs and other generation and transmission costs. The change in the above table reflects increased credits for dismantlement costs being incurred on the Company's previously retired South Street generating facility.

     The increase in other operation and maintenance expense in the third quarter and first nine months of 1994 is primarily due to increased computer system development costs, increased retiree benefit costs, increased workers' compensation claims, and general increases in other areas. The increase for the nine month period was partially offset by a one-time charge of $5 million recorded in the first quarter of 1993 associated with an early retirement offer and special severance program implemented in 1993.
   The increase in depreciation expense in the third quarter and first nine months of 1994 reflects increased charges for dismantlement costs for the previously retired South Street generating station.

Allowance For Funds Used During Construction (AFDC)
- ---------------------------------------------------
     AFDC increased for the third quarter and first nine months of 1994 due to increased construction work in progress, principally associated with the repowering of the Manchester Street Station
(see Repowering of Manchester Street Station section).

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

Electric and Magnetic Fields (EMF)
- ---------------------------------
     In recent years, concerns have been raised about whether EMF, which occur near transmission and distribution lines as well as near household wiring and appliances, cause or contribute to adverse health effects. Numerous studies on the effects of these fields, some of them sponsored by electric utilities (including NEES companies), have been conducted and are continuing. Some of the studies have suggested associations between certain EMF and various types of cancer, while other studies have not substantiated such associations. In February 1993, the EPA called for significant additional research on EMF. In July 1994, a study by a University of Southern California professor suggested an association between EMF and Alzheimer's disease. It is impossible to predict the ultimate impact on the Company and the electric utility industry if further investigations were to demonstrate that the present electricity delivery system is contributing to increased risk of cancer or other health problems.
   Many utilities, including the NEES companies, have been contacted by customers regarding a potential relationship between EMF and adverse health effects. To date, no court in the United States has ruled that EMF from electrical facilities cause adverse health effects and no utility has been found liable for personal injuries alleged to have been caused by EMF. In any event, the NEES companies believe that they have adequate insurance coverage.
     Several state courts have recognized a cause of action for damage to property values in transmission line condemnation cases based on the fear that power lines cause cancer. It is difficult to predict what impact there would be on the Company if this cause of action is recognized in Rhode Island and in contexts other than condemnation cases.
     A lawsuit concerning the proposed expansion of a transmission line was filed on April 28, 1994 against the Company, NEES, and New England Power Service Company (NEPSCo), in the Superior Court of Rhode Island by certain residents of property which borders existing transmission lines in East Greenwich, Rhode Island. The plaintiffs alleged that fear of health risks from exposure to high voltage power lines had devalued their property and ask for unspecified damages. All claims in this case relating to damages from existing lines were dismissed with prejudice. The Company has been informed that another resident is contemplating a similar suit. The Company recently received approval from the Rhode Island Energy Facility Siting Board to construct a new line and relocate an existing line on the existing right of way.
     Bills had been introduced in the Rhode Island legislature to require that transmission lines be placed underground. In July 1993, two bills passed by the legislature restricting the construction of overhead transmission lines were vetoed by the governor. A similar bill was introduced in 1994 and was rejected by the legislature.

Competitive Conditions
- ----------------------
     The electric utility business is being subjected to increasing competitive pressures, stemming from a combination of trends, including increasing electric rates, improved technologies, and new regulations and legislation intended to foster competition. To date, this competition has been most prominent in the bulk power market in which non-utility generating sources have noticeably increased their market share. This change indirectly affects the Company as it purchases all of its energy requirements from NEP. Electric utilities are also facing increased competition in the retail market. Currently, retail competition comes primarily from alternative fuel suppliers (including natural gas companies) for heating and cooling, customer-owned generation to displace purchases from electric utilities, and direct competition among electric utilities to attract major new manufacturing facilities to their service territories. Some state regulatory agencies, other entities, and individuals have developed proposals under which electric utilities and non-utility generators may sell electricity to retail customers of other electric utilities without regard to franchised service territories. For example, the California Public Utilities Commission recently announced a proposal that would give certain large retail customers, by the year 1996, and all other retail customers, by the year 2002, the option of selecting their electricity provider. Power purchased from another provider would still be delivered over the local utility's transmission network which, under the proposal, would be subject to broader access. Other states (including several New England states), federal agencies regulating the NEES companies, and state and federal legislative bodies have considered or are in the process of considering options to foster increased competition.
     The NEES companies are responding to current and anticipated competitive pressures in a variety of other ways, including cost control and a corporate reorganization into separate retail and wholesale business units. The retail business unit's response to competition includes the development of comprehensive value-added services customized to customers' needs and the offering of economic development rates to encourage businesses to locate in the Company's service territory. In addition, pursuant to its recent rate agreement approved by the RIPUC, the Company is offering a discount from base rates in return for a contract requiring the customer to provide five years written notice before purchasing electricity from others or generating any additional electricity for the customer's own use (the notice provision may be reduced from five to three years under certain conditions). The discount is available to customers with average monthly peak demands over 200 kilowatts. Customers representing approximately 63 percent of all eligible revenues have signed agreements.
     Since a large part of the Company's costs represent the cost of power purchased from NEP, its competitive position is affected by NEP's ability to control costs. NEP is controlling costs and positioning itself for increased competition through such means as terminating certain purchased power and gas pipeline contracts, shutdowns of uneconomic generating stations, and rapid amortization of certain plant assets.
     Observers of the electric utility business have recommended various (and sometimes conflicting) strategies for electric utilities to deal with these competitive pressures. These suggestions include business combinations with other companies, restructurings involving separation or sales of portions of the retail and/or wholesale businesses, and diversification into unrelated businesses. For example, the NEES companies have proposed one possible framework for increasing customer choice of suppliers and achieving environmental goals, while preserving shareholder value. This increase in customer choice could decrease the value of generation related assets and purchased power contracts. However, the replacement value of transmission assets likely far exceeds their historic cost. The NEES companies have suggested that utilities should have the ability to offset this decrease in the value of generation related assets by realizing the higher value of transmission assets. As one part of this possible framework, the NEES companies have stated that, in order to accomplish this realization, they would be willing to consider selling their transmission system at replacement cost to entities not in the generation business. This sale would facilitate the transition to a fully competitive generating market. As part of their routine long-term planning process, the NEES companies may, from time to time, be engaged in analysis, either internally or with third parties, of these and other strategies.
     The Federal Energy Regulatory Commission (FERC) ruled in 1992, in a proceeding not involving NEES subsidiaries, that a utility may recover from a wholesale requirements customer, any legitimate, prudent, and verifiable costs that the utility had incurred based on a reasonable expectation that it would continue to sell requirements service to the customer. The FERC has referred to such costs as "stranded costs". On appeal, the United States Court of Appeals for the District of Columbia Circuit has questioned whether allowing utilities to recover stranded costs is anti-competitive and the Court remanded the case back to the FERC for further proceedings and development of the competitive issues. In a separate development, the FERC issued a notice of proposed rule-making on the recovery of investment costs stranded as a result of increased competition.
     Electric utility rates are generally based on a utility's costs. Therefore, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises in general. These accounting rules require regulated entities, in appropriate circumstances, to establish regulatory assets and liabilities, which defer the income statement impact of certain costs that are expected to be recovered in future rates. The effects of competition could ultimately cause the operations of the Company, or a portion thereof, to cease meeting the criteria for application of these accounting rules. While the Company does not expect to cease meeting these criteria in the near future, if this were to occur, accounting standards of enterprises in general would apply and immediate recognition of any previously deferred costs would be necessary in the year in which these criteria were no longer applicable. In addition, if, because of competition, utilities are unable to recover all of their costs in rates, it may be necessary to write off those costs that are not recoverable.

Utility Plant Expenditures and Financing
- ----------------------------------------
     Cash expenditures for utility plant totaled $67 million in the first nine months of 1994, including $28 million related to the Manchester Street Station Repowering Project. The funds necessary for utility plant expenditures were primarily provided by net cash from operating activities, after the payment of dividends and the proceeds of long-term and short-term debt issues.
     The Company issued $23 million of bonds during the first nine months of 1994, bearing interest rates ranging from 6.91 to 8.16 percent. In addition, the Company issued $10 million of long-term debt in November 1994 at an interest rate of 8.33 percent and plans to issue an additional $7 million of long-term debt by the end of 1994 or early 1995.
     At September 30, 1994, the Company had $34 million of short-
term debt outstanding of which $24 million was to affiliates.   The
Company currently has lines of credit with banks totaling $41 million. Outstanding borrowings under these lines of credit at September 30, 1994 were $10 million.
     For the twelve-month period ending September 30, 1994, the ratio of earnings to fixed charges was 2.24.

Repowering of Manchester Street Station
- ---------------------------------------
     The Company's major construction project is the repowering of Manchester Street Station, a 140 megawatt electric generating station in Providence, Rhode Island which is jointly owned by the Company (10 percent) and NEP (90 percent). Repowering will more than triple the power generation capacity of Manchester Street Station and substantially increase the plant's thermal efficiency. The total cost for the generating station, scheduled for completion in late 1995, is estimated to be approximately $525 million, including AFDC. In addition, related transmission work was estimated to cost $75 million. At September 30, 1994, a total of $310 million, including AFDC, had been spent on the project including the related transmission work ($63 million by the Company). The transmission facilities were in service at September 30, 1994, although all costs related to such work had not yet been incurred. Substantial commitments have been made relative to future planned expenditures for this project.

                   PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
- --------------------------

     Information concerning dismissal of a lawsuit filed against the Company on October 28, 1994, by residents of property which borders the Company's existing transmission lines in East Greenwich, Rhode Island, discussed in Part I of this report in Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference and made a part hereof.


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

     The Company is filing the following revised exhibit for incorporation by reference into its registration statements on Form S-3, Commission File Nos. 33-49455 and 33-50015:

     12   Statement re computation of ratios

     The Company is filing Financial Data Schedules.

                            SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 1994 to be signed on its behalf by the undersigned thereunto duly authorized.

                           THE NARRAGANSETT ELECTRIC COMPANY


                           s/ Howard W. McDowell

                           Howard W. McDowell
                           Controller, Authorized Officer, and
                           Principal Accounting Officer



Date:  November 10, 1994