Form 10-Q/A
period 1994-09-30
NARRAGANSETT ELECTRIC CO
filed 1995-04-24
CIK 69659

               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549


                            FORM 10-Q

                         AMENDMENT NO. 1

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


Rhode Island
(State or other
jurisdiction of
incorporation or
organization)

05-0187805
(I.R.S. Employer
Identification No.)
            280 Melrose Street, Providence, RI 02901
(Address of principal executive offices)

Registrant's telephone number, including area code
                         (401) 941-1400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes (X)    No ( )

Common Shares, par value $50 per share, authorized and outstanding: 1,132,487 shares at September 30, 1994.

     The undersigned registrant hereby amends its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994 by (i) adding Note C to the unaudited financial statements, concerning a change in accounting principle, to Part I - Item 1 Financial Statements and (ii) by adding Exhibit 18 to Part II -
Item 6  Exhibits and Reports on Form 8-K.  Part I - Item 1 and
Part II - Item 6 are restated in their entirety below:

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

                     THE NARRAGANSETT ELECTRIC COMPANY
                              Balance Sheets
                                (Unaudited)
                                                   September 30,December 31,
                                  ASSETS               1994         1993
                                  ------               ----         ----
                                                         (In Thousands)
Utility plant, at original cost                     $596,058     $534,569
 Less accumulated provisions for depreciation        163,077      156,652
                                                    --------     --------
                                                     432,981      377,917
Construction work in progress                         37,520       43,660
                                                    --------     --------
   Net utility plant                                 470,501      421,577
                                                    --------     --------
Current assets:
 Cash                                                    328          838
 Accounts receivable:
   From sales of electric energy                      50,549       55,795
   Other (including $6,941,000 and $1,087,000 from affiliates)22,46211,701
     Less reserves for doubtful accounts               4,377        3,800
                                                    --------     --------
                                                      68,634       63,696
 Unbilled revenues                                    13,175
 Fuel, materials and supplies, at average cost         6,331        4,572
 Prepaid and other current assets                     12,232       11,515
                                                    --------     --------
     Total current assets                            100,700       80,621
                                                    --------     --------
Deferred charges and other assets                     55,381       53,709
                                                    --------     --------
                                                    $626,582     $555,907
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

                     THE NARRAGANSETT ELECTRIC COMPANY
                         Statements of Cash Flows
                      Nine Months Ended September 30
                                (Unaudited)
                                                       1994         1993
                                                       ----         ----
                                                         (In Thousands)
Operating Activities:
   Net income                                       $ 12,531     $ 10,728
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation                                       19,980       13,727
   Deferred federal income taxes and investment
     tax credit - net                                  1,198        1,562
   Allowance for funds used during construction       (2,121)        (645)
   Amortization of unbilled revenues                   4,105
   Early retirement program                                         2,705
   Decrease (increase) in accounts receivable,
     net, and unbilled revenues                      (18,113)      (7,863)
   Decrease (increase) in fuel, materials, and supplies(1,759)        606
   Increase (decrease) in accounts payable             4,703        3,145
   Increase (decrease) in other current liabilities   11,999       (1,367)
   Other, net                                            998       (2,455)
                                                    --------     --------
      Net cash provided by operating activities     $ 33,521     $ 20,143
                                                    --------     --------

Investing Activities:
   Plant expenditures, excluding allowance for
     funds used during construction                 $(66,725)    $(45,398)
   Other investing activities                           (900)
                                                    --------     --------
      Net cash used in investing activities         $(67,625)    $(45,398)
                                                    --------     --------

Financing Activities:
   Dividends paid on common stock                   $ (1,699)    $ (5,095)
   Dividends paid on preferred stock                  (1,607)      (1,233)
   Preferred stock - issues                                        20,000
   Preferred stock - retirements                                  (10,000)
   Premium on redemption of preferred stock                          (361)
   Long-term debt - issues                            23,000       27,500
   Long-term debt - retirements                                   (14,900)
   Premium on reacquisition of long-term debt                        (652)
   Changes in short-term debt                         13,900       10,700
                                                    --------     --------

      Net cash provided by financing activities     $ 33,594     $ 25,959
                                                    --------     --------

Net increase (decrease) in cash and cash equivalents$   (510)    $    704

Cash and cash equivalents at beginning of period         838          830
                                                    --------     --------
Cash and cash equivalents at end of period          $    328     $  1,534
                                                    ========     ========

Supplementary Information:
   Interest paid less amounts capitalized           $ 12,286     $ 11,122
                                                    --------     --------
   Federal income taxes paid                        $    703     $  2,934
                                                    --------     --------

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


Note C
- ------

     Under a rate agreement approved in July 1994, the Company began recognizing, for accounting purposes, revenues for electricity delivered but not yet billed (unbilled revenue). Unbilled revenues at September 30, 1994 were $13 million, of which $3 million was recognized in the third quarter of 1994. The remainder of $10 million at September 30, 1994 has been deferred for recognition monthly through December 1995 and appears on the balance sheet under the caption "Other accrued expenses".

Note D
- ------

     In the opinion of the Company, these statements reflect all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of its operations for the periods presented and should be considered in conjunction with the notes to the financial statements in the Company's 1993 Annual Report.


       Part II - Item 6.  Exhibits and Reports on Form 8-K

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

     The Company is filing the following revised exhibit for incorporation by reference into its registration statements on Form S-3, Commission File Nos. 33-49455 and 33-50015:

     12  Statement re computation of ratios

     The Company is filing the following exhibit:

     18 Coopers & Lybrand Preferability Letter re: accounting change for unbilled revenues.

     The Company is filing Financial Data Schedules.

                            SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form
10-Q for the quarter ended September 30, 1994 to be signed on its behalf by the undersigned thereunto duly authorized.


                             THE NARRAGANSETT ELECTRIC COMPANY


                             s/Howard W. McDowell
                             ___________________________________
                             Howard W. McDowell
                             Controller, Authorized Officer, and
                             Principal Accounting Officer

Date:  April 24, 1995