Form 10-Q
period 1995-03-31
NARRAGANSETT ELECTRIC CO
filed 1995-05-11
CIK 69659

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                  FORM 10-Q

        (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1995

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

             Registrant's telephone number, including area code
                               (401-784-7000)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes (X)      No ( )


Common stock, par value $50 per share, authorized and outstanding: 1,132,487 shares at March 31, 1995.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
- ----------------------------

                                THE NARRAGANSETT ELECTRIC COMPANY
                                      Statements of Income
                                     Periods Ended March 31
                                           (Unaudited)
                                                     Three Months            Twelve Months
                                                     ------------            -------------
                                                   1995        1994        1995         1994
                                                   ----        ----        ----         ----
                                                                (In Thousands)
Operating revenue                                $125,020    $125,461    $481,228     $484,343
                                                 --------    --------    --------     --------
Operating expenses:
  Purchased electric energy, principally from
   New England Power Company, an affiliate         72,802      78,313     295,167      313,108
  Other operation                                  16,269      15,867      73,484       69,067
  Maintenance                                       2,669       3,399      11,551       11,952
  Depreciation                                      7,507       4,675      27,645       17,896
  Taxes, other than federal income taxes            9,667       9,909      35,576       36,068
  Federal income taxes                              3,461       2,891       5,453        5,500
                                                 --------    --------    --------     --------
        Total operating expenses                  112,375     115,054     448,876      453,591
                                                 --------    --------    --------     --------
Operating income                                   12,645      10,407      32,352       30,752

Other income:
  Allowance for equity funds used
   during construction                                209         278         958          755
  Other income (expense) - net, including
   related taxes                                     (321)       (787)       (390)        (517)
                                                 --------    --------    --------     --------
        Operating and other income                 12,533       9,898      32,920       30,990
                                                 --------    --------    --------     --------

Interest:
  Interest on long-term debt                        3,982       3,325      14,991       12,934
  Other interest                                    1,101         554       3,443        2,066
  Allowance for borrowed funds used during
   construction - credit                             (316)       (295)     (1,554)        (798)
                                                 --------    --------    --------     --------
        Total interest                              4,767       3,584      16,880       14,202
                                                 --------    --------    --------     --------

Net income                                       $  7,766    $  6,314    $ 16,040     $ 16,788
                                                 ========    ========    ========     ========


                                 Statements of Retained Earnings

Retained earnings at beginning of period         $ 91,556    $ 81,659    $ 86,871     $ 75,354
Net income                                          7,766       6,314      16,040       16,788
Dividends declared on cumulative
  preferred stock                                    (536)       (536)     (2,143)      (2,079)
Dividends declared on common stock                   (566)       (566)     (2,548)      (2,831)
Premium on redemption of preferred stock                                                  (361)
                                                 --------    --------    --------     --------
Retained earnings at end of period               $ 98,220    $ 86,871    $ 98,220     $ 86,871
                                                 ========    ========    ========     ========

           The accompanying notes are an integral part of these financial statements.

           Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.

                             THE NARRAGANSETT ELECTRIC COMPANY
                                      Balance Sheets
                                        (Unaudited)
                                                                March 31,     December 31,
                                          ASSETS                  1995            1994
                                          ------                  ----            ----
                                                                     (In Thousands)
Utility plant, at original cost                                 $630,335        $617,498

  Less accumulated provisions for depreciation                   165,611         161,557
                                                                --------        --------
                                                                 464,724         455,941
Construction work in progress                                     38,010          35,974
                                                                --------        --------
    Net utility plant                                            502,734         491,915
                                                                --------        --------
Current assets:
  Cash                                                             1,703             713
  Accounts receivable:
    From sales of electric energy                                 52,504          51,278
    Other (including $7,106,000 and $9,306,000 from affiliates)   17,504          17,953
      Less reserves for doubtful accounts                          5,017           4,472
                                                                --------        --------
                                                                  64,991          64,759
  Unbilled revenues                                               10,800          13,100
  Fuel, materials, and supplies, at average cost                   6,234           5,170
  Prepaid and other current assets                                14,881          13,993
                                                                --------        --------
      Total current assets                                        98,609          97,735
                                                                --------        --------
Deferred charges and other assets                                 57,857          57,727
                                                                --------        --------
                                                                $659,200        $647,377
                                                                ========        ========

                              CAPITALIZATION AND LIABILITIES
                              ------------------------------
Capitalization:
  Common stock, par value $50 per share,
    authorized and outstanding 1,132,487 shares                 $ 56,624        $ 56,624
  Premiums on preferred stocks                                       170             170
  Other paid-in capital                                           60,000          60,000
  Retained earnings                                               98,220          91,556
                                                                --------        --------
      Total common equity                                        215,014         208,350
  Cumulative preferred stock                                      36,500          36,500
  Long-term debt                                                 193,873         188,862
                                                                --------        --------
      Total capitalization                                       445,387         433,712
                                                                --------        --------
Current liabilities:
  Short-term debt (including $8,075,000 to affiliates in 1995)    26,950          29,800
  Accounts payable (including $43,657,000 and $47,900,000
    to affiliates)                                                49,479          56,139

  Accrued liabilities:
    Taxes                                                          5,545             143
    Interest                                                       3,172           5,615
    Other accrued expenses                                        24,687          25,346
  Customer deposits                                                5,246           5,261
  Dividends payable                                                1,102             819
                                                                --------        --------
      Total current liabilities                                  116,181         123,123
                                                                --------        --------
Deferred federal income taxes                                     71,903          70,253
Unamortized investment tax credits                                 8,392           8,518
Other reserves and deferred credits                               17,337          11,771
                                                                --------        --------
                                                                $659,200        $647,377
                                                                ========        ========

        The accompanying notes are an integral part of these financial statements.

                             THE NARRAGANSETT ELECTRIC COMPANY
                                 Statements of Cash Flows
                                  Quarters Ended March 31
                                        (Unaudited)
                                                                  1995            1994
                                                                  ----            ----
                                                                     (In Thousands)
Operating activities:
    Net income                                                  $  7,766       $  6,314
    Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation                                                   7,507          4,675
    Deferred federal income taxes and investment tax credit - net    921            232
    Allowance for funds used during construction                    (525)          (573)
    Amortization of unbilled revenue                              (2,052)
    Decrease (increase) in accounts receivable, net
      and unbilled revenue                                         2,068            418
    Decrease (increase) in fuel, materials, and supplies          (1,064)        (1,428)
    Decrease (increase) in prepaid and other current assets         (888)           846
    Increase (decrease) in accounts payable                       (6,660)        (7,391)
    Increase (decrease) in other current liabilities               4,337          3,923
    Other, net                                                     6,050            787
                                                                --------       --------
        Net cash provided by operating activities               $ 17,460       $  7,803
                                                                --------       --------

Investing activities:
    Plant expenditures, excluding allowance for
      funds used during construction                            $(17,801)      $(17,636)
                                                                --------       --------
        Net cash used in investing activities                   $(17,801)      $(17,636)
                                                                --------       --------

Financing activities:
    Dividends paid on common stock                              $   (283)      $   (566)
    Dividends paid on preferred stock                               (536)          (536)
    Long-term debt - issues                                        5,000          5,000
    Changes in short-term debt                                    (2,850)         6,300
                                                                --------       --------

        Net cash provided by financing activities               $  1,331       $ 10,198
                                                                --------       --------

Net increase in cash and cash equivalents                       $    990       $    365

Cash and cash equivalents at beginning of period                     713            838
                                                                --------       --------
Cash and cash equivalents at end of period                      $  1,703       $  1,203
                                                                ========       ========

Supplementary information:
    Interest paid less amounts capitalized                      $  6,941       $  5,284
                                                                --------       --------
    Federal income taxes paid                                   $ (3,230)      $   (949)
                                                                --------       --------

        The accompanying notes are an integral part of these financial statements.

Note A
- ------

      A 1986 Rhode Island Supreme Court decision held that the Rhode Island Public Utilities Commission's (RIPUC) rate-making powers include the authority to order refunds of amounts earned in excess of an allowed return. As a result, the RIPUC monitors the Company's earnings on a regular basis.


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

      The Company has been named as a potentially responsible party
(PRP) by either the U.S. Environmental Protection Agency or the Massachusetts Department of Environmental Protection for two sites (one of which is located in Massachusetts) at which hazardous waste is alleged to have been disposed. The Company is currently aware of other sites, and may in the future become aware of additional sites, that it may be held responsible for remediating.

      Gas was manufactured from coal in Rhode Island in the past. The Company is aware of five sites on which gas was manufactured or manufactured gas was stored that were owned either by the Company or by its predecessor companies. It is not known to what extent the Company would be held liable for hazardous wastes, if any, left at these manufactured gas locations.

      Predicting the potential costs to investigate and remediate hazardous waste sites continues to be difficult. There are also significant uncertainties as to the portion, if any, of the investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by the Company. A preliminary review by a consultant hired by the NEES companies of the potential cost of investigating and, if necessary, remediating

- ------------------------

Rhode Island manufactured gas sites resulted in costs per site ranging from less than $1 million to $8 million. An informal survey of other utilities conducted on behalf of NEES and its subsidiaries indicated costs in a similar range. Where appropriate, the Company intends to seek recovery from its insurers and from other PRPs, but it is uncertain whether and to what extent such efforts would be successful. The Company believes that hazardous waste liabilities for all sites of which it is aware will not be material to its financial position.


Note C - New Accounting Standard
- --------------------------------

      In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (FAS 121), effective for fiscal year 1996. This standard clarifies when and how to recognize an impairment of long-lived assets. In addition, FAS 121 requires that all regulatory assets be written off unless they continue to meet the criteria for initially recording such regulatory assets. In order to be initially recorded, a regulatory asset must have a high probability of future recovery. However, once written off, a regulatory asset can be restored if it again becomes probable of recovery. The impact of this standard will be driven by the facts and circumstances that exist when the standard is adopted and thereafter.


Note D
- ------

      In the opinion of the Company, these statements reflect all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of its operations for the periods presented and should be considered in conjunction with the notes to the financial statements in the Company's 1994 Annual Report.

           Item 2. Management's Discussion and Analysis of Financial
           ---------------------------------------------------------
                      Condition and Results of Operations
                      -----------------------------------

      This section contains management's assessment of The Narragansett Electric Company's financial condition and the principal factors having an impact on the results of operations. This discussion should be read in conjunction with the Company's financial statements and footnotes and the 1994 Annual Report on Form 10-K.

Earnings
- --------
      Net income for the first three months of 1995 increased $1.5 million compared with the same period last year. The increase in first quarter income reflects the rate recovery commencing in 1995 of the Company's investment in new transmission facilities that went into service in September 1994. This increase in income was partially offset by decreased sales caused by unusually mild weather conditions in the first quarter of 1995 and the loss of a large customer in May 1994.

Rate Activity
- -------------
      On March 1, 1995, the Company filed a request with the Rhode Island Public Utilities Commission (RIPUC) to increase its base rates by $30.5 million to be effective December 1995. As part of its filing, the Company proposed a special rate discount of 8 percent of base rates, for manufacturing customers that agree to give the Company three to five years notice before they purchase power from another supplier or generate any additional power themselves. These discounts, which the Company proposed to be recovered from all customers, are in addition to the 5 percent base rate service extension discounts (SEDs) that became available to large commercial and industrial customers in May 1994. Commencing in 1995, pursuant to a rate settlement, the cost of the SED programs are being passed on to New England Power Company (NEP), the Company's affiliated wholesale power supplier. As an alternative to the December 1995 effective date, the Company had proposed to phase its requested rate increase in two steps -- the first step in June 1995 ($13 million) and the second step in June 1996. In an open meeting on March 28, 1995, the RIPUC rejected the alternative phased proposal.

Operating Revenue
- -----------------
      The following table summarizes the changes in operating revenue:

                   Increase (Decrease) in Operating Revenue

                                                          First Quarter
                                                          -------------
                                                          1995 vs 1994
                                                          -------------
                                                          (In Millions)

      Sales decrease                                            $(4)

      Unbilled revenues recognized
        under rate agreement                                      2

      Fuel recovery                                               1

      Other                                                       1
                                                                ---
                                                                $ -
                                                                ===
      Kilowatthour (KWH) sales billed to ultimate customers decreased 2.9 percent in the first three months of 1995 compared with the same period last year. This decrease in KWH sales reflects unusually mild weather conditions in the first quarter of 1995 and the loss of sales attributable to the May 1994 plant closing of one of the Company's largest customers. Revenues from this customer, excluding fuel and purchased power costs, were approximately $0.7 million in 1994. Total KWH sales in 1995 are expected to decline by approximately 2 percent compared with 1994. The amount shown for unbilled revenues recognized reflects the amortization of $14 million over a 21 month period that began April

1994 in accordance with the Company's 1994 rate agreement.

Operating Expenses
- ------------------
   The following table summarizes the changes in total operating expenses discussed below:
                   Increase (Decrease) in Operating Expenses

                                                         First Quarter
                                                         -------------
                                                         1995 vs 1994
                                                         -------------
                                                         (In Millions)

    Purchased electric energy:

      Fuel costs                                               $ 1

      Integrated facilities
       credits from NEP                                         (6)

      Other purchased electric energy                           (1)

    Depreciation                                                 3
                                                               ---
                                                               $(3)
                                                               ===
      The Company owns a 10 percent share of the Manchester Street Station and also owns the entire seven mile underground transmission line associated with the facility as well as other transmission facilities in Rhode Island. The Company's share of the electricity generated by this plant is made available to NEP which owns the remaining 90 percent of the station. The Company receives a credit on its purchased power bill from NEP reflecting rate recovery of its investment in the station and the transmission line, and for its fuel costs and other generation and transmission costs. The change in the integrated facilities credit from NEP shown in the table above is primarily due to the recovery of the Company's investment in this new transmission line that was placed in service in September 1994, as well as increased credits for dismantlement costs being incurred on the Company's previously retired South Street generating station.
    The increase in depreciation expense in the first three months of 1995 is primarily due to increased charges for dismantlement costs for the previously retired South Street generating station.

Interest Expense
- ----------------
    The increase in interest expense is due to increased long-term and short-term debt outstanding in the first quarter of 1995, and increased interest related to a rate adjustment mechanism.

Competitive Conditions
- ----------------------
    The electric utility business is being subjected to increasing competitive pressures, stemming from a combination of trends, including increasing electric rates, improved technologies, and new regulations and legislation intended to foster competition. See the Company's Annual Report on Form 10-K for the year ended
December 31, 1994.
    On March 29, 1995, the Federal Energy Regulatory Commission
(FERC) issued a notice of proposed rule-making in which it stated that recovery in rates of legitimate and verifiable stranded costs should be allowed and that direct assignment of stranded costs to departing customers is the appropriate method for recovery of costs stranded as the result of wholesale competition. Under the FERC policy proposal, costs stranded as a result of retail competition would be subject to state commission review if the state commission has the necessary statutory authority, and subject to FERC review if the state commission does not have such authority. A final decision is expected in late 1995 or early 1996.
    The RIPUC has convened a task force of utilities, commercial and industrial customers, regulators, and other interested parties to prepare a report by May 1995 regarding restructuring the industry, including the recovery of stranded investments.

New Accounting Standard
- -----------------------
      In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (FAS 121), effective for fiscal year 1996. This standard clarifies when and how to recognize an impairment of long-lived assets. In addition, FAS 121 requires that all regulatory assets be written off unless they continue to meet the criteria for initially recording such regulatory assets. In order to be initially recorded, a regulatory asset must have a high probability of future recovery. However, once written off, a regulatory asset can be restored if it again becomes probable of recovery. The impact of this standard will be driven by the facts and circumstances that exist when the standard is adopted and thereafter.

Utility Plant Expenditures and Financings
- -----------------------------------------
      Cash expenditures for utility plant totaled $18 million in the first three months of 1995, including $3 million related to the Company's share of the Manchester Street Station repowering project. The funds necessary for utility plant expenditures were primarily provided by net cash from operating activities, after the payment of dividends, and the proceeds of long-term debt issues.
      The Company issued $5 million of bonds during the first three months of 1995 at an interest rate of 7.81 percent. The Company plans to issue an additional $20 million of long-term debt during 1995.

      At March 31, 1995, the Company had $27 million of short-term debt outstanding of which $19 million was in the form of commercial paper borrowings. The Company currently has lines of credit with banks totaling $41 million. There were no outstanding borrowings under these lines of credit at March 31, 1995.
      For the twelve-month period ending March 31, 1995, the ratio of earnings to fixed charges was 2.14.

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
- --------------------------

      Information concerning the Company's request to increase rates filed with the Rhode Island Public Utilities Commission, discussed in Part I of this report in Management's Discussion and Analysis of Financial Condition and Results of Operations, is incorporated herein by reference and made a part hereof.

      The Company's title to properties which may be situated on filled lands (including substations) had been called into question by a 1991 Rhode Island Supreme Court case dealing with title to filled land. The Company's title to the land on which the Manchester Street Station property is located was cleared by legislation in July 1992, by the Rhode Island legislature. The Company challenged the 1991 ruling with respect to another parcel of property. This issue was favorably resolved by an April 24, 1995, decision by the Rhode Island Supreme Court in The Greater Providence Chamber of Commerce et al. v. State of Rhode Island.


Item 4.  Submission of Matters to a Vote of Security-Holders
- ------------------------------------------------------------

      On March 21, 1995, the Annual Meeting of Stockholders was held. The following actions were taken by the unanimous vote of the 1,132,487 shares having general voting rights represented at the meeting:

      The number of directors for the ensuing year was fixed at nine.

      The following were elected as directors:

      Joan T. Bok
      Stephen A. Cardi
      Frances H. Gammell
      Joseph J. Kirby
      Robert L. McCabe
      John W. Rowe
      Richard P. Sergel
      William E. Trueheart
      John A. Wilson

      Coopers & Lybrand was appointed as auditor for 1995.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

      The Company is filing the following revised exhibit for incorporation by reference into its registration statements on Form S-3, Commission file Nos. 33-49455 and 33-50015.

      12     Statement re computation of ratios

      The Company is filing Financial Data Schedules.

      The Company filed a report on Form 8-K dated March 1, 1995, containing Item 5, Other Events.

                                   SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 1995 to be signed on its behalf by the undersigned thereunto duly authorized.

                                 THE NARRAGANSETT ELECTRIC COMPANY


                                 s/ Howard W. McDowell

                                 Howard W. McDowell
                                 Controller, Authorized Officer, and
                                 Principal Accounting Officer



Date:  May 11, 1995