Form 10-Q
period 1995-06-30
NARRAGANSETT ELECTRIC CO
filed 1995-08-10
CIK 69659

              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.   20549

                           FORM 10-Q

 (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1995

                              OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                 Commission File Number 1-7471


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

                      Yes (X)      No ( )


Common stock, par value $50 per share, authorized and outstanding: 1,132,487 shares at June 30, 1995.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------

                       THE NARRAGANSETT ELECTRIC COMPANY
                          Statements of Income (Loss)
                             Periods Ended June 30
                                  (Unaudited)
                                              Quarter           Six Months
                                             --------           ----------
                                         1995      1994      1995       1994
                                         ----      ----      ----       ----
                                                    (In Thousands)
Operating revenue                      $116,426  $103,800  $241,446   $229,261
                                       --------  --------  --------   --------
Operating expenses:
 Purchased electric energy, principally from
  New England Power Company, an affiliate71,713    65,370   144,515    143,577
 Other operation                         17,649    17,355    33,918     33,328
 Maintenance                              2,383     2,828     5,052      6,227
 Depreciation                             7,506     8,655    15,013     13,330
 Taxes, other than federal income taxes   9,219     8,530    18,886     18,439
 Federal income taxes                       655    (1,652)    4,116      1,239
                                       --------  --------  --------   --------
      Total operating expenses          109,125   101,086   221,500    216,140
                                       --------  --------  --------   --------
      Operating income                    7,301     2,714    19,946     13,121

Other income:
 Allowance for equity funds used
  during construction                       219       340       428        618
 Other income (expense) - net              (145)     (265)     (466)    (1,052)
                                       --------  --------  --------   --------
      Operating and other income          7,375     2,789    19,908     12,687
                                       --------  --------  --------   --------

Interest:
 Interest on long-term debt               4,088     3,489     8,070      6,814
 Other interest                             561       674     1,662      1,228
 Allowance for borrowed funds used during
  construction - credit                    (332)     (361)     (648)      (656)
                                       --------  --------  --------   --------
      Total interest                      4,317     3,802     9,084      7,386
                                       --------  --------  --------   --------

      Net income (loss)                $  3,058  $ (1,013) $ 10,824   $  5,301
                                       ========  ========  ========   ========


                        Statements of Retained Earnings

Retained earnings at beginning of period$ 98,220 $ 86,871  $ 91,556   $ 81,659
Net income (loss)                         3,058    (1,013)   10,824      5,301
Dividends declared on cumulative
 preferred stock                           (536)     (536)   (1,072)    (1,072)
Dividends declared on common stock       (3,397)     (567)   (3,963)    (1,133)
                                       --------  --------  --------   --------
Retained earnings at end of period     $ 97,345  $ 84,755  $ 97,345   $ 84,755
                                       ========  ========  ========   ========

  The accompanying notes are an integral part of these financial statements.

  Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.

                        THE NARRAGANSETT ELECTRIC COMPANY
                              Statements of Income
                           Twelve Months Ended June 30
                                   (Unaudited)
                                                             1995       1994
                                                             ----       ----
                                                              (In Thousands)
Operating revenue                                         $493,854    $480,613
                                                          --------    --------
Operating expenses:
   Purchased electric energy, principally from
    New England Power Company, an affiliate                301,616     306,474
   Other operation                                          73,672      71,070
   Maintenance                                              11,106      11,584
   Depreciation                                             26,496      21,900
   Taxes, other than federal income taxes                   36,265      36,031
   Federal income taxes                                      7,760       4,025
                                                          --------    --------
         Total operating expenses                          456,915     451,084
                                                          --------    --------
         Operating income                                   36,939      29,529

Other income:
   Allowance for equity funds used
    during construction                                        838       1,005
   Other income (expense) - net                               (270)       (646)
                                                          --------    --------
         Operating and other income                         37,507      29,888
                                                          --------    --------

Interest:
   Interest on long-term debt                               15,590      13,336
   Other interest                                            3,331       2,325
   Allowance for borrowed funds used during
    construction - credit                                   (1,526)     (1,054)
                                                          --------    --------
         Total interest                                     17,395      14,607
                                                          --------    --------

         Net income                                       $ 20,112    $ 15,281
                                                          ========    ========


                         Statements of Retained Earnings

Retained earnings at beginning of period                  $ 84,755    $ 74,326
Net income                                                  20,112      15,281
Dividends declared on cumulative preferred stock            (2,143)     (2,226)
Dividends declared on common stock                          (5,379)     (2,265)
Premium on redemption of preferred stock                                  (361)
                                                          --------    --------
Retained earnings at end of period                        $ 97,345    $ 84,755
                                                          ========    ========

   The accompanying notes are an integral part of these financial statements.

   Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.

                              THE NARRAGANSETT ELECTRIC COMPANY
                                       Balance Sheets
                                         (Unaudited)
                                                                 June 30,      December 31,
                                           ASSETS                  1995            1994
                                           ------                  ----            ----
                                                                      (In Thousands)
Utility plant, at original cost                                  $640,456        $617,498
   Less accumulated provisions for depreciation                   168,083         161,557
                                                                 --------        --------
                                                                  472,373         455,941
Construction work in progress                                      44,472          35,974
                                                                 --------        --------
     Net utility plant                                            516,845         491,915
                                                                 --------        --------
Current assets:
   Cash                                                             1,106             713
   Accounts receivable:
     From sales of electric energy                                 55,407          51,278
     Other (including $4,871,000 and $9,306,000 from affiliates)   13,063          17,953
       Less reserves for doubtful accounts                          5,440           4,472
                                                                 --------        --------
                                                                   63,030          64,759
   Unbilled revenues                                               12,200          13,100
   Fuel, materials and supplies, at average cost                    6,448           5,170
   Prepaid and other current assets                                16,007          13,993
                                                                 --------        --------
       Total current assets                                        98,791          97,735
                                                                 --------        --------
Deferred charges and other assets                                  57,204          57,727
                                                                 --------        --------
                                                                 $672,840        $647,377
                                                                 ========        ========

                               CAPITALIZATION AND LIABILITIES
                               ------------------------------
Capitalization:
   Common stock, par value $50 per share,
     authorized and outstanding 1,132,487 shares                 $ 56,624        $ 56,624
   Premiums on preferred stocks                                       170             170
   Other paid-in capital                                           60,000          60,000
   Retained earnings                                               97,345          91,556
                                                                 --------        --------
       Total common equity                                        214,139         208,350
   Cumulative preferred stock                                      36,500          36,500
   Long-term debt                                                 203,827         188,862
                                                                 --------        --------
       Total capitalization                                       454,466         433,712
                                                                 --------        --------
Current liabilities:
   Short-term debt (including $17,750,000 to affiliates in 1995)   27,850          29,800
   Accounts payable (including $44,518,000 and $47,900,000
     to affiliates)                                                50,453          56,139

   Accrued liabilities:
     Taxes                                                            711             143
     Interest                                                       6,018           5,615
     Other accrued expenses                                        23,288          25,346
   Customer deposits                                                5,396           5,261
   Dividends payable                                                3,933             819
                                                                 --------        --------
       Total current liabilities                                  117,649         123,123
                                                                 --------        --------
Deferred federal income taxes                                      73,509          70,253
Unamortized investment tax credits                                  8,267           8,518
Other reserves and deferred credits                                18,949          11,771
                                                                 --------        --------
                                                                 $672,840        $647,377
                                                                 ========        ========

         The accompanying notes are an integral part of these financial statements.

                              THE NARRAGANSETT ELECTRIC COMPANY
                                  Statements of Cash Flows
                                  Six Months Ended June 30
                                         (Unaudited)
                                                                   1995            1994
                                                                   ----            ----
                                                                      (In Thousands)
Operating Activities:
     Net income                                                  $ 10,824       $  5,301
     Adjustments to reconcile net income to net cash
       provided by operating activities:
     Depreciation                                                  15,013         13,330
     Deferred federal income taxes and
       investment tax credit, net                                   1,793         (2,599)
     Amortization of unbilled revenues                             (4,104)
     Allowance for funds used during construction                  (1,076)        (1,274)
     Decrease (increase) in accounts receivable, net and
       unbilled revenues                                            2,629          5,824
     Decrease (increase) in fuel, materials, and supplies          (1,278)        (2,609)
     Decrease (increase) in prepaid and other current assets       (2,014)         1,455
     Increase (decrease) in accounts payable                       (5,686)         1,904
     Increase (decrease) in other current liabilities               3,152          5,885
     Other, net                                                     8,880          1,929
                                                                 --------       --------
         Net cash provided by operating activities               $ 28,133       $ 29,146
                                                                 --------       --------

Investing Activities:
     Plant expenditures, excluding allowance for
       funds used during construction                            $(38,868)      $(40,079)
                                                                 --------       --------
         Net cash used in investing activities                   $(38,868)      $(40,079)
                                                                 --------       --------

Financing Activities:
     Dividends paid on common stock                              $   (850)      $ (1,133)
     Dividends paid on preferred stock                             (1,072)        (1,072)
     Long-term debt - issues                                       15,000         18,000
     Changes in short-term debt                                    (1,950)        (4,275)
                                                                 --------       --------

         Net cash provided by financing activities               $ 11,128       $ 11,520
                                                                 --------       --------

Net increase in cash and cash equivalents                        $    393       $    587

Cash and cash equivalents at beginning of period                      713            838
                                                                 --------       --------
Cash and cash equivalents at end of period                       $  1,106       $  1,425
                                                                 ========       ========

Supplementary Information:
   Interest paid less amounts capitalized           $  8,389     $  6,603
                                                    --------     --------
   Federal income taxes (refunded) paid             $   (285)    $    700
                                                    --------     --------

The accompanying notes are an integral part of these financial statements.

Note A
------

    A 1986 Rhode Island Supreme Court decision held that the Rhode Island Public Utilities Commission's (RIPUC) rate-making powers include the authority to order refunds of amounts earned in excess of an allowed return. As a result, the RIPUC monitors the Company's earnings on a regular basis.


Note B - Hazardous Waste
------------------------

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


Note C - New Accounting Standard
--------------------------------

    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (FAS 121), effective for fiscal year 1996. This standard clarifies when and how to recognize an impairment of long-lived assets. In addition, FAS 121 requires that all regulatory assets, which must have a high probability of recovery to be initially established, must continue to meet that high probability standard to avoid being written off. However, if written off, a regulatory asset can be restored if it again has a high probability of recovery. The impact of this standard will be driven by the facts and circumstances that exist when the standard is adopted and thereafter.


Note D
------

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

Earnings
--------
    Net income for the second quarter and first six months of 1995 increased $4 million and $6 million, respectively, from the corresponding periods in 1994. These increases in income reflect the recovery that commenced in 1995 of the Company's investment in new transmission facilities which went into service in September 1994 and the recognition of unbilled revenues over a 21 month period in accordance with a 1994 rate agreement. These increases were partially offset by a decrease in kilowatthour (KWH) sales in the first quarter of 1995 (see Operating Revenue section).

Rate Activity
-------------
    On March 1, 1995, the Company filed a request with the Rhode Island Public Utilities Commission (RIPUC) to increase its base rates by $30.5 million. In this filing, the Company proposed a $3 million discount for manufacturers which would have been recoverable from other customers. In connection with the Rhode Island Governor's veto of legislation that would have allowed certain customers to buy power from alternative suppliers, the Company has modified its proposal by providing a two year rate discount to manufacturers amounting to $2 million per year, which will not be recovered from customers (see Competitive Conditions section). A decision on the Company's filing will be issued by December 1, 1995.
    In June 1995, the RIPUC opened a proceeding to reassess whether fuel adjustment and purchased power cost adjustment (PPCA) mechanisms should be continued after 1995 or whether such costs should be included in base rates. These adjustment mechanisms currently allow the Company to pass through the costs of fuel and purchased power and do not require the Company to take risk regarding recovery of such costs. The RIPUC has not yet scheduled hearings in this proceeding.
    In February 1995, the Federal Energy Regulatory Commission
(FERC) approved a rate agreement, effective in January 1995, for the Company's affiliated power supplier, New England Power Company
(NEP). This rate agreement, among other things, increased the credits the Company receives from NEP for the costs of owning and operating its generation and transmission facilities by $14 million on an annual basis. The Company supplies all of the output of its generating facilities to NEP. The increase in the credits reflects the Company's 10 percent investment in the Manchester Street generating station, which is expected to enter commercial operation before the end of 1995, and the transmission facilities associated with the station, which were placed in service in September 1994.

Operating Revenue
-----------------
    The following table summarizes the changes in operating revenue:

           Increase (Decrease) in Operating Revenue

                               Second Quarter       Six Months
                               --------------      ------------
                                1995 vs 1994       1995 vs 1994
                               --------------      ------------
                                        (In Millions)

Sales billed to ultimate customers  $ 1                $(2)

Seasonal change in unbilled revenues  1                 (1)

Unbilled revenues recognized
 under rate agreement                 2                  4

Fuel recovery                         7                  8

Other                                 2                  3
                                    ---                ---
                                    $13                $12
                                    ===                ===
    KWH sales billed to ultimate customers decreased by 1 percent for the six months ending June 30, 1995. This reduction in KWH sales reflects a 3 percent decrease in the first quarter of 1995, primarily in the residential sector, due to unusually mild winter weather conditions when heating degree days were approximately 12 percent below normal. This decrease was partially offset by a 1 percent increase in KWH sales in the second quarter of 1995, primarily in the commercial and industrial sectors.
  The amount shown for unbilled revenues recognized under rate agreement reflects the recognition of $14 million over a 21 month period to end December 31, 1995 in accordance with the Company's 1994 rate agreement. The amount applicable to the second quarter of 1994 was not recorded until the third quarter of 1994 when the rate agreement was approved.
    For a discussion of fuel recovery see the fuel costs discussion in the Operating Expenses section.

Operating Expenses
------------------
    The following table summarizes the changes in operating expenses discussed below:
           Increase (Decrease) in Operating Expenses

                                 Second Quarter      Six Months
                                 --------------     ------------
                                  1995 vs 1994      1995 vs 1994
                                  -------------     ------------
                                           (In Millions)

  Purchased electric energy:

    Fuel costs                         $ 7             $ 8

    Integrated facilities
     credits from NEP                   (1)             (7)

  Other operation and maintenance                       (1)

  Depreciation                          (1)              2

  Taxes                                  3               3
                                       ---             ---
                                       $ 8             $ 5
                                       ===             ===
  The increase in fuel costs from NEP in the second quarter and six months reflects increased short-term purchases and alternate energy purchases which flow through NEP's fuel clause. This was the result of decreased generation from NEP's nuclear power suppliers, decreased hydro production due to low water levels, and overhauls of NEP's thermal generating facilities.
    The Company owns a 10 percent share of the Manchester Street Station and also owns the entire seven mile underground transmission line associated with the facility as well as other transmission facilities in Rhode Island. The Company's share of the electricity generated by this plant is made available to NEP which owns the remaining 90 percent of the station. The Company receives a credit on its purchased power bill from NEP reflecting rate recovery of its investment in the station and the transmission line, and for its fuel costs and other generation and transmission costs. The increase in the integrated facilities credits from NEP shown in the table above is primarily due to the recovery of the Company's investment in this new transmission line which was placed in service in September 1994, as well as increased credits for dismantlement costs being incurred on the Company's previously retired South Street generating station.
    The fluctuations in depreciation expense are primarily due to fluctuations in the level of dismantlement costs for the previously retired South Street generating station.
    The increase in taxes is primarily due to increased income.

Interest Expense
-----------------
    The increase in interest expense is due to increased long-term debt balances and higher interest rates in the first six months of 1995.

Competitive Conditions
----------------------
    The electric utility business is being subjected to rapidly increasing competitive pressures, stemming from a combination of trends, including surplus generating capacity, increasing electric rates, improved technologies, increasing demand for customer choice, and new regulations and legislation intended to foster competition. See the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
  The state of Rhode Island has been considering various proposals for allowing electric customers greater choice over their electricity supplier. The RIPUC convened a task force of utilities, commercial and industrial customers, and other interested parties to prepare a report on restructuring the industry. In this proceeding, the Company has filed with the RIPUC a set of interdependent principles for industry restructuring. These principles, which were agreed to by groups representing environmental protection advocates, governmental agencies, non-utility generators, investor-owned utilities, and large and small customer interests, include provisions for increased customer choice while allowing utilities the opportunity to recover the cost of their past commitments, as well as provisions for protecting residential customers, encouraging renewable resources and energy conservation, and honoring contracts with independent power producers. The parties agreeing to the principles suggested to the

RIPUC that they be permitted a six month period for discussions and negotiations leading to the development of detailed, company-specific plans. The RIPUC is expected to issue a decision this summer.
  In July 1995, the Governor of Rhode Island vetoed two bills that would have allowed certain industrial customers to buy power from alternative suppliers, rather than through the local electric utility. The Rhode Island Legislature may still override the vetoes and it has indicated that it will consider alternative legislation in September 1995. Narragansett cannot predict whether any such legislation will be enacted. Because the Company believed that the proposed legislation would result in piecemeal deregulation that would not be fair to customers or shareholders and would circumvent the comprehensive proceedings mentioned above, the Company urged the Governor to exercise his veto. The Company committed that, if the measures were not enacted into law, the Company would provide a two year rate discount to manufacturing customers (see Rate Activity section). In addition, the Company committed, if the measure were not enacted, to submit by July 1, 1996, a specific and detailed proposal to the RIPUC addressing the issues associated with providing open access to the Company's distribution system for its large commercial and industrial customers. Among other things, that filing would address the proper means for recovering past costs incurred to serve exiting customers through a compensatory access charge. If the charges are approved by the RIPUC, the appropriate access tariffs would then be filed with the FERC.
  In March 1995, the FERC issued a notice of proposed rule-making in which it stated that recovery in rates of legitimate and verifiable stranded costs from departing customers is the appropriate method for recovery of costs stranded as the result of wholesale competition. Under the FERC policy proposal, costs stranded as a result of retail competition would be subject to state commission review if the state commission has the necessary statutory authority, and subject to FERC review if the state commission does not have such authority. A final decision is expected in mid-1996.
  Electric utility rates have historically been based on a utility's costs. As a result, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises in general. Financial Accounting Standard No. 71, Accounting for the Effects of Certain Types of Regulation (FAS
71), requires regulated entities, in appropriate circumstances, to establish regulatory assets and liabilities, and thereby defer the income statement impact of certain costs that are expected to be recovered in future rates. The Company believes that its operations currently meet the criteria established in FAS 71. However, the effects of regulatory and/or legislative initiatives could, in the near future, cause all or a portion of the Company's operations to cease meeting the criteria of FAS 71. In that event, the application of FAS 71 to such operations would be discontinued and a non-cash write-off of previously established regulatory assets and liabilities related to such operations would be required. At June 30, 1995, the Company had pre-tax regulatory assets (net of regulatory liabilities) of approximately $50 million. In addition, if the Company's revenues are insufficient to recover its costs, a write-down of plant assets could be required pursuant to Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (FAS 121). This standard, effective for fiscal year 1996, clarifies when and how to recognize an impairment of long-lived assets. For further discussion of FAS 121 see Note C.

Utility Plant Expenditures and Financings
-----------------------------------------
    Cash expenditures for utility plant totaled $39 million in the first six months of 1995, including $8 million related to the Company's 10 percent share of the Manchester Street Station repowering project in Providence, Rhode Island. The repowering of the Manchester Street generating station, scheduled to commence commercial operation in late 1995, is estimated to cost approximately $510 million, excluding transmission facilities. The funds necessary for utility plant expenditures were primarily provided by net cash from operating activities, after the payment of dividends, and from proceeds of long-term debt issues.
    During the first six months of 1995 the Company issued $15 million of bonds at interest rates ranging from 7.75 to 7.81 percent. The Company plans to issue an additional $10 million of long-term debt during 1995.
    At June 30, 1995, the Company had $28 million of short-term debt outstanding of which $10 million represents commercial paper borrowings. The Company currently has lines of credit with banks totaling $41 million. There were no outstanding borrowings under these lines of credit at June 30, 1995.
    For the twelve-month period ending June 30, 1995, the ratio of earnings to fixed charges was 2.45.

                  PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------

    Information concerning the Company's request to increase rates filed with the Rhode Island Public Utilities Commission, discussed in Part I of this report in Management's Discussion and Analysis of Financial Condition and Results of Operations, is incorporated herein by reference and made a part hereof.


Item 4.  Submission of Matters to a Vote of Security-Holders
------------------------------------------------------------

    On June 9, 1995, a Special Meeting of Stockholders was held.
The following actions were taken by the unanimous vote of the 1,132,487 shares having general voting rights represented at the meeting:

    A new series of first mortgage bonds was authorized.
Regulatory filings and the execution of documents in connection with the new series were authorized. The issuance of $50 million of the new first mortgage bonds was authorized.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

    The Company is filing the following revised exhibit for incorporation by reference into its registration statements on Form S-3, Commission File Nos. 33-49455, 33-50015, and 33-61131:

    12   Statement re computation of ratios

    The Company is filing Financial Data Schedules.

                           SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 1995 to be signed on its behalf by the undersigned thereunto duly authorized.

                          THE NARRAGANSETT ELECTRIC COMPANY


                          s/ Howard W. McDowell

                          Howard W. McDowell
                          Controller, Authorized Officer, and
                          Principal Accounting Officer



Date:  August 10, 1995