Form 10-Q
period 1995-09-30
NARRAGANSETT ELECTRIC CO
filed 1995-11-13
CIK 69659

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549

                            FORM 10-Q

  (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1995

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

                       Yes (X)      No ( )


Common stock, par value $50 per share, authorized and outstanding: 1,132,487 shares at September 30, 1995.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------
                        THE NARRAGANSETT ELECTRIC COMPANY
                               Statements of Income
                            Periods Ended September 30
                                   (Unaudited)
                                                 Quarter                  Nine Months
                                                 -------                  -----------
                                            1995      1994      1995       1994
                                            ----      ----      ----       ----
                                                          (In Thousands)
Operating revenue                         $139,217  $137,014  $380,663  $366,275
                                          --------  --------  --------  --------
Operating expenses:
   Purchased electric energy, principally from
    New England Power Company, an affiliate 82,973    84,859   227,488   228,436
   Other operation                          19,695    19,126    53,613    52,454
   Maintenance                               2,638     3,112     7,690     9,339
   Depreciation                              8,049     6,650    23,062    19,980
   Taxes, other than federal income taxes    9,044     8,975    27,930    27,414
   Federal income taxes                      4,119     3,355     8,235     4,594
                                          --------  --------  --------  --------
       Total operating expenses            126,518   126,077   348,018   342,217
                                          --------  --------  --------  --------
       Operating income                     12,699    10,937    32,645    24,058

Other income:
   Allowance for equity funds used
    during construction                       (175)      343       253       961
   Other income (expense) - net                (94)     (194)     (560)   (1,246)
                                          --------  --------  --------  --------
       Operating and other income           12,430    11,086    32,338    23,773
                                          --------  --------  --------  --------

Interest:
   Interest on long-term debt                4,242     3,675    12,312    10,489
   Other interest                            1,023       685     2,685     1,913
   Allowance for borrowed funds used during
    construction - credit                     (774)     (504)   (1,422)   (1,160)
                                          --------  --------  --------  --------
       Total interest                        4,491     3,856    13,575    11,242
                                          --------  --------  --------  --------

       Net income                         $  7,939  $  7,230  $ 18,763  $ 12,531
                                          ========  ========  ========  ========



                         Statements of Retained Earnings


Retained earnings at beginning of period  $ 97,345  $ 84,755  $ 91,556  $ 81,659
Net income                                   7,939     7,230    18,763    12,531
Dividends declared on cumulative
   preferred stock                            (535)     (535)   (1,607)   (1,607)
Dividends declared on common stock            (567)   (1,132)   (4,530)   (2,265)
                                          --------  --------  --------  --------
Retained earnings at end of period        $104,182  $ 90,318  $104,182  $ 90,318
                                          ========  ========  ========  ========

    The accompanying notes are an integral part of these financial statements.

   Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.

                THE NARRAGANSETT ELECTRIC COMPANY
                       Statements of Income
                 Twelve Months Ended September 30
                           (Unaudited)
                                                    1995                  1994
                                                    ----                  ----
                                                        (In Thousands)
Operating revenue                                $496,057            $481,453
                                                                               --------            --------
Operating expenses:
                                               Purchased electric energy, principally from
                                                         New England Power Company, an affiliate    299,730             301,952
                                               Other operation         74,241                        72,537
                                               Maintenance             10,632                        12,088
                                               Depreciation            27,895                        23,898
                                               Taxes, other than federal income taxes                36,334              35,808
                                               Federal income taxes               8,524               4,465
                                                                               --------            --------
                                                                   Total operating expenses         457,356             450,748
                                                                               --------            --------

                                                                   Operating income                  38,701              30,705

Other income:
                                               Allowance for equity funds used
                                                during construction                 320               1,210
                                               Other income (expense) - net        (170)               (863)
                                                                               --------            --------

                                                                   Operating and other income        38,851              31,052
                                                                               --------            --------

Interest:
                                               Interest on long-term debt        16,157              13,751
                                               Other interest           3,669                         2,623
                                               Allowance for borrowed funds used during
                                                construction - credit            (1,796)             (1,399)
                                                                               --------            --------
                                                                   Total interest                    18,030              14,975
                                                                               --------            --------

                                                                   Net income                      $ 20,821            $ 16,077
                                                                               ========            ========


                 Statements of Retained Earnings

Retained earnings at beginning of period         $ 90,318            $ 79,215
Net income                                         20,821              16,077
Dividends declared on cumulative
                                               preferred stock         (2,143)                       (2,143)
Dividends declared on common stock                 (4,814)             (2,831)
                                                                               --------            --------
Retained earnings at end of period               $104,182            $ 90,318
                                                                               ========            ========

The accompanying notes are an integral part of these financial statements.

Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.

                     THE NARRAGANSETT ELECTRIC COMPANY
                              Balance Sheets
                                (Unaudited)
                                                      September 30,                December 31,
                                  ASSETS                 1995          1994
                                  ------                 ----          ----
                                                             (In Thousands)
Utility plant, at original cost                          $669,096     $617,498
 Less accumulated provisions for depreciation             172,883      161,557
                                                         --------     --------
                                                          496,213      455,941
Construction work in progress                              27,776       35,974
                                                         --------     --------
   Net utility plant                                      523,989      491,915
                                                         --------     --------
Current assets:
 Cash                                                       1,417          713
 Accounts receivable:
   From sales of electric energy                           59,073       51,278
   Other (including $1,196,000 and $9,306,000 from affiliates)          18,635         17,953
     Less reserves for doubtful accounts                    6,410        4,472
                                                         --------     --------
                                                           71,298       64,759
 Unbilled revenues                                         11,900       13,100
 Fuel, materials and supplies, at average cost              5,811        5,170
 Prepaid and other current assets                          15,915       13,993
                                                         --------     --------
     Total current assets                                 106,341       97,735
                                                         --------     --------
Deferred charges and other assets                          56,804       57,727
                                                         --------     --------
                                                         $687,134     $647,377
                                                         ========     ========

                      CAPITALIZATION AND LIABILITIES
                      ------------------------------
Capitalization:
 Common stock, par value $50 per share,
   authorized and outstanding 1,132,487 shares           $ 56,624     $ 56,624
 Premiums on preferred stocks                                 170          170
 Other paid-in capital                                     70,000       60,000
 Retained earnings                                        104,182       91,556
                                                         --------     --------
     Total common equity                                  230,976      208,350
 Cumulative preferred stock                                36,500       36,500
 Long-term debt                                           203,857      188,862
                                                         --------     --------
     Total capitalization                                 471,333      433,712
                                                         --------     --------
Current liabilities:
 Short-term debt (including $5,650,000 to affiliates in 1995)           31,050         29,800
 Accounts payable (including $46,175,000 and $47,900,000
   to affiliates)                                          51,097       56,139

Accrued liabilities:
 Taxes                                                                     357            143
 Interest                                                   3,228        5,615
 Other accrued expenses                                    22,612       25,346
Customer deposits                                           5,464        5,261
Dividends payable                                           1,102          819
                                                         --------     --------
     Total current liabilities                            114,910      123,123
                                                         --------     --------
Deferred federal income taxes                              76,754       70,253
Unamortized investment tax credits                          8,141        8,518
Other reserves and deferred credits                        15,996       11,771
                                                         --------     --------
                                                         $687,134     $647,377
                                                         ========     ========

The accompanying notes are an integral part of these financial statements.

                     THE NARRAGANSETT ELECTRIC COMPANY
                         Statements of Cash Flows
                      Nine Months Ended September 30
                                (Unaudited)
                                                         1995          1994
                                                         ----          ----
                                                             (In Thousands)
Operating Activities:
   Net income                                            $ 18,763     $ 12,531
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation                                            23,062       19,980
   Deferred federal income taxes and investment
     tax credit - net                                       4,635        1,198
   Allowance for funds used during construction            (1,675)      (2,121)
   Amortization of unbilled revenues                       (6,156)       4,105
   Decrease (increase) in accounts receivable,
     net, and unbilled revenues                            (5,339)     (18,113)
   Decrease (increase) in fuel, materials, and supplies      (641)      (1,759)
   Decrease (increase) in prepaid and other current assets (1,922)        (717)
   Increase (decrease) in accounts payable                 (5,042)       4,703
   Increase (decrease) in other current liabilities         1,452       11,999
   Other, net                                               6,632        1,715
                                                         --------     --------
      Net cash provided by operating activities          $ 33,769     $ 33,521
                                                         --------     --------

Investing Activities:
   Plant expenditures, excluding allowance for
     funds used during construction                      $(53,461)    $(66,725)
   Other investing activities                                             (900)
                                                         --------     --------
      Net cash used in investing activities              $(53,461)    $(67,625)
                                                         --------     --------

Financing Activities:
   Capital contributions from parent                     $ 10,000
   Dividends paid on common stock                          (4,247)    $ (1,699)
   Dividends paid on preferred stock                       (1,607)      (1,607)
   Long-term debt - issues                                 15,000       23,000
   Changes in short-term debt                               1,250       13,900
                                                         --------     --------

      Net cash provided by financing activities          $ 20,396     $ 33,594
                                                         --------     --------

Net increase (decrease) in cash and cash equivalents     $    704     $   (510)

Cash and cash equivalents at beginning of period              713          838
                                                         --------     --------
Cash and cash equivalents at end of period               $  1,417     $    328
                                                         ========     ========

Supplementary Information:
   Interest paid less amounts capitalized                $ 15,112     $ 12,286
                                                         --------     --------
   Federal income taxes paid                             $    584     $    703
                                                         --------     --------

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

     The electric utility industry typically utilizes and/or generates in its operations a range of potentially hazardous products and by-products. New England Electric System (NEES) subsidiaries currently have in place an internal environmental audit program and an external waste disposal vendor audit and qualification program intended to enhance compliance with existing federal, state, and local requirements regarding the handling of potentially hazardous products and by-products.

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


Note D - Power Surge
--------------------

     In July 1995, a power surge occurred in a section of the Company's service territory. Residents have claimed the surge caused damage to their appliances and other equipment. On November 8, 1995, the Rhode Island Division of Public Utilities and Carriers dtermined that, for this surge, the Company is not entitled to protection under the limitation of liability provisions of its Terms and Conditions of Service. The Company will reimburse affected customers for all documented damage. These costs are estimated to range from $0.4 million to $1.2 million.

Note E
------

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

Earnings
--------
     Net income for the third quarter and first nine months of 1995 increased $1 million and $6 million, respectively, from the corresponding periods in 1994. These increases in income reflect the recovery that commenced in 1995 of the Company's investment in new transmission facilities which went into service in September 1994. The increase in earnings for the first nine months of 1995 also reflects the recognition of unbilled revenues over a 21 month period ending December 31, 1995, in accordance with a 1994 rate agreement. These increases were partially offset by decreased sales to ultimate customers.

Regulatory Activity
-------------------
     On October 17, 1995, the Rhode Island Public Utilities
Commission (RIPUC) approved a settlement between the Company, the

Rhode Island Division of Public Utilities and Carriers, and a group of large commercial and industrial customers that provides for a base rate increase of $15 million effective in December 1, 1995. The RIPUC also approved $3 million of new discounts for manufacturing customers, the costs of which are not being recovered from other customers.
     In June 1995, the RIPUC opened a proceeding to reassess whether fuel adjustment and purchased power cost adjustment (PPCA) mechanisms should be continued after 1995 or whether such costs should be included in base rates. These adjustment mechanisms currently allow the Company to pass through the costs of fuel and purchased power and do not require the Company to take significant risk regarding recovery of such costs. The RIPUC has not yet scheduled hearings in this proceeding.
     In February 1995, the Federal Energy Regulatory Commission
(FERC) approved a rate agreement, effective in January 1995, for the Company's affiliated power supplier, New England Power Company
(NEP). This rate agreement, among other things, increased the credits the Company receives from NEP for the costs of owning and operating its generation and transmission facilities by $14 million on an annual basis. The Company supplies all of the output of its generating facilities to NEP. The increase in the credits reflects the Company's 10 percent investment in the Manchester Street generating station, which is expected to enter commercial operation during the fourth quarter of 1995, and the transmission facilities associated with the station, which were placed in service in September 1994.

Power Surge
-----------
     In July 1995, a power surge occurred in a section of the Company's service territory. Residents have claimed the surge caused damage to their appliances and other equipment. On November 8, 1995, the Rhode Island Division of Public Utilities and Carriers determined that, for this surge, the Company is not entitled to protection under the limitation of liability provisions of its Terms and Conditions of Service. The Company will reimburse affected customers for all documented damage. These costs are estimated to range from $0.4 million to $1.2 million.

Operating Revenue
-----------------

     The following table summarizes the changes in operating

revenue:

             Increase (Decrease) in Operating Revenue
                                      Third Quarter                            Nine Months
                                      -------------                          ------------
                                       1995 vs 1994                          1995 vs 1994
                                      -------------                          ------------
                                              (In Millions)
Sales to ultimate customers                    $ 1                $(2)

Fuel recovery                                    1                  9

Purchased Power Cost Adjustment
 (PPCA) Mechanism                                1                  3

Unbilled revenues recognized
 under rate agreement                           (2)                 2

Other                                            1                  2
                                               ---                ---
                                               $ 2                $14
                                               ===                ===

     Sales to ultimate customers decreased by approximately 1 percent for the nine months ending September 30, 1995.
     The amount shown for unbilled revenues recognized under rate agreement reflects the recognition of $14 million over a 21 month period that will end December 31, 1995 in accordance with the Company's 1994 rate agreement. The amount applicable to the second quarter of 1994 was not recorded until the third quarter of 1994 when the rate agreement was approved.

     The Company's rates contain a fuel clause and a PPCA provision. These mechanisms are designed to allow the Company to pass on to its customers changes in purchased energy costs.
     For a discussion of fuel recovery see the fuel costs discussion in the Operating Expenses section.

Operating Expenses
------------------
     The following table summarizes the changes in operating expenses discussed below:

            Increase (Decrease) in Operating Expenses
                                        Third Quarter                          Nine Months
                                        -------------                          ------------
                                         1995 vs 1994                          1995 vs 1994
                                        -------------                          ------------
                                                 (In Millions)
   Purchased electric energy:

     Fuel costs                                   $ 1            $  9

     Integrated facilities
      credits from NEP                             (4)            (11)

     Other                                          1               1

   Depreciation                                     1               3

   Taxes                                            1               4
                                                  ---            ----
                                                  $ -            $  6
                                                  ===            ====

   The increase in fuel costs from NEP in the nine months reflects increased short-term purchases which flow through NEP's fuel clause. This increase was the result of decreased generation from

NEP's nuclear power suppliers, decreased hydro production due to low water levels, and overhauls of NEP's thermal generating facilities.
     The Company owns a 10 percent share of the Manchester Street Station and also owns the entire seven mile underground transmission line associated with the facility as well as other transmission facilities in Rhode Island. The Company's share of the electricity generated by this plant is made available to NEP which owns the remaining 90 percent of the station. The Company receives a credit on its purchased power bill from NEP reflecting rate recovery of its investment in the station and the transmission line, and for its fuel costs and other generation and transmission costs. The increase in the integrated facilities credits from NEP shown in the table above is primarily due to the recovery of the Company's investment in this new transmission line which was placed in service in September 1994, as well as increased credits for dismantlement costs being incurred on the Company's previously retired South Street generating station.
     The increase in depreciation expense is primarily due to increased dismantlement costs for the previously retired South Street generating station and depreciation of new plant expenditures.
     The increase in taxes in the first nine months of the year is primarily due to increased income.

Interest Expense
----------------
     The increase in interest expense is due to increased long-term and short-term debt balances and higher interest rates.

Competitive Conditions
----------------------
     The electric utility business is being subjected to rapidly increasing competitive pressures, stemming from a combination of trends, including surplus generating capacity, increasing electric rates, improved technologies, increasing demand for customer choice, and new regulations and legislation intended to foster competition. See the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
   Rhode Island has been considering various proposals for allowing electric customers greater choice over their electricity supplier. The Company proposed to the RIPUC a set of interdependent principles for industry restructuring which was agreed to by groups representing environmental protection advocates, governmental agencies, non-utility generators, investor-owned utilities, and large and small customer interests. These principles included, among others, provisions for increased customer choice while allowing utilities the opportunity to recover the cost of their past commitments (stranded costs). In August 1995, the RIPUC adopted the principles proposed by the Company, except for one regarding temporary support for renewable fuel technologies. The RIPUC ordered the Company to file a report no later than February
1, 1996 on its progress in negotiating a specific plan consistent with the principles.
     In July 1995, the Governor of Rhode Island vetoed two bills that would have allowed certain industrial customers to buy power from alternative suppliers, rather than through the local electric utility. The Company urged the Governor to exercise his veto, because the Company believed the proposed legislation would result in piecemeal deregulation that would not be fair to customers or shareholders and would circumvent the comprehensive proceedings mentioned above. The Company committed that, if the measures were not enacted into law, it would provide a two year rate discount to manufacturing customers (see Rate Activity section). In addition, the Company committed that if the measures were not enacted, it would submit by July 1, 1996, a specific and detailed proposal to the RIPUC addressing the issues associated with providing open access to the Company's distribution system for its large commercial and industrial customers. Among other issues, that filing would address the proper means for recovering past costs incurred to serve exiting customers through a compensatory access charge. If the charges were approved by the RIPUC, the appropriate access tariffs would then be filed with the FERC. The Rhode Island Legislature may still override the vetoes.
   In October 1995, the Company began discussions with interested parties regarding the plan to be filed with the RIPUC. That plan, to be called "Choice: New England", will propose that all electric utility customers in Rhode Island, have the ability to choose their power supplier beginning in 1998. Under the plan, NEP's generation assets would become competitive, while the Company's transmission and distribution assets would remain regulated. Among other provisions, the plan would also propose a uniform access charge so that all utilities in the state will have an opportunity to recover the cost of commitments made under the current regulated system.
   NEES believes that its "Choice: New England" proposal meets the principles for industry restructuring adopted by the MDPU and RIPUC for increased customer choice while providing utilities with an opportunity to recover costs which may be stranded by such customer choice. However, there can be no assurance that a final plan will include an access charge which would recover all stranded costs.
   In March 1995, the FERC issued a notice of proposed rule-making in which it stated that recovery in rates of legitimate and verifiable stranded costs from departing customers is the appropriate method for recovery of costs stranded as the result of wholesale competition. Under the FERC policy proposal, costs stranded as a result of retail competition would be subject to state commission review if the state commission has the necessary statutory authority, and subject to FERC review if the state commission does not have such authority. A final decision is expected in 1996.
     Electric utility rates have historically been based on a utility's costs. As a result, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises in general. Financial Accounting Standard No. 71, Accounting for the Effects of Certain Types of Regulation (FAS
71), requires regulated entities, in appropriate circumstances, to establish regulatory assets and liabilities, and thereby defer the income statement impact of certain costs that are expected to be recovered in future rates. The Company believes that its operations currently meet the criteria established in FAS 71. However, the effects of regulatory and/or legislative initiatives, or its own initiatives, such as "Choice: New England", could, in the near future, cause all or a portion of the Company's operations to cease meeting the criteria of FAS 71. In that event, the application of FAS 71 to such operations would be discontinued and a non-cash write-off of previously established regulatory assets and liabilities related to such operations would be required. At September 30, 1995, the Company had pre-tax regulatory assets (net of regulatory liabilities) of approximately $50 million. In addition, if competitive or regulatory change should cause the Company's revenues to be insufficient to recover its costs, a write-down of plant assets could be required pursuant to Financial

Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (FAS
121). This standard, effective for fiscal year 1996, clarifies when and how to recognize an impairment of long-lived assets. For further discussion of FAS 121 see Note C.

Utility Plant Expenditures and Financings
-----------------------------------------
     Cash expenditures for utility plant totaled $53 million in the first nine months of 1995, including $11 million related to the Company's 10 percent share of the Manchester Street Station repowering project in Providence, Rhode Island. In September 1995, the first of three generating units began commercial operation at the power plant. The remaining units are scheduled to commence commercial operation during the fourth quarter of this year. The first of the three units is now in commercial operation. The approximately 500 megawatt repowering project is estimated to cost approximately $455 million, excluding transmission facilities. The Company's share of the costs amounts to approximately $45 million. The funds necessary for utility plant expenditures were primarily provided by net cash from operating activities, after the payment of dividends, and from proceeds of long-term debt issues and a capital contribution from the parent.
     During the first nine months of 1995 the Company issued $15 million of bonds at interest rates ranging from 7.75 to 7.81 percent. In October 1995, the Company issued $7 million of long-term debt at a rate of 7.50 percent. The Company is planning to issue $16 million of first mortgage bonds during the fourth quarter of 1995, bearing an interest rate of 7.30 percent, to refinance outstanding first mortgage bonds.
     At September 30, 1995, the Company had $31 million of short-term, debt outstanding of which $25 million represents commercial paper borrowings. The Company currently has lines of credit with banks totaling $41 million. There were no outstanding borrowings under these lines of credit at September 30, 1995.
     For the twelve-month period ending September 30, 1995, the ratio of earnings to fixed charges was 2.46.

                   PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------

     Information concerning the Company's $14.9 million rate order from the Rhode Island Public Utilities Commission, discussed in
Part I of this report in Management's Discussion and Analysis of Financial Condition and Results of Operations, is incorporated herein by reference and made a part hereof.

     Information concerning the Company's liability for a power surge, discussed in Note D of Notes to Unaudited Financial
Statements, is incorporated herein by reference and made a part hereof.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     The Company is filing the following revised exhibit for incorporation by reference into its registration statements on Form S-3, Commission file Nos. 33-49455, 33-50015, and 33-61131.

     12     Statement re computation of ratios

     The Company is filing Financial Data Schedules.

     The Company filed reports on Form 8-K dated July 3, 1995,
August 16, 1995, and September 8, 1995, each containing Item 5,
Other Events.

                            SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 1995 to be signed on its behalf by the undersigned thereunto duly authorized.

                           THE NARRAGANSETT ELECTRIC COMPANY


                           s/ Howard W. McDowell

                           Howard W. McDowell
                           Controller, Authorized Officer, and
                           Principal Accounting Officer



Date: November 13, 1995