Form 10-Q
period 1996-03-31
NARRAGANSETT ELECTRIC CO
filed 1996-05-13
CIK 69659

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549

                            FORM 10-Q

  (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1996

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

                       Yes (X)      No ( )


Common stock, par value $50 per share, authorized and outstanding: 1,132,487 shares at March 31, 1996.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
- ----------------------------

                        THE NARRAGANSETT ELECTRIC COMPANY
                               Statements of Income
                              Periods Ended March 31
                                   (Unaudited)
                                                Three Months                           Twelve Months
                                                ------------                           -------------
                                            1996      1995      1996       1995
                                            ----      ----      ----       ----
                                                          (In Thousands)
Operating revenue                         $127,285  $125,020  $501,378   $481,228
                                          --------  --------  --------   --------
Operating expenses:
  Fuel for generation and purchased electric
   energy (principally from New England
   Power Company, an affiliate)             73,689    72,802   295,539    295,376
  Other operation                           17,103    16,269    72,648     73,275
  Maintenance                                3,987     2,669    12,492     11,551
  Depreciation                               7,137     7,507    31,163     27,645
  Taxes, other than federal income taxes    10,081     9,667    37,041     35,576
  Federal income taxes                       3,002     3,461    10,429      5,453
                                          --------  --------  --------   --------
       Total operating expenses            114,999   112,375   459,312    448,876
                                          --------  --------  --------   --------
Operating income                            12,286    12,645    42,066     32,352

Other income:
  Allowance for equity funds used
   during construction                                   209      (103)       958
  Other income (expense) - net, including
   related taxes                            (1,109)     (321)     (980)      (390)
                                          --------  --------  --------   --------
       Operating and other income           11,177    12,533    40,983     32,920
                                          --------  --------  --------   --------

Interest:
  Interest on long-term debt                 4,292     3,982    16,937     14,991
  Other interest                               684     1,101     3,246      3,443
  Allowance for borrowed funds used during
   construction - credit                       (89)     (316)   (1,634)    (1,554)
                                          --------  --------  --------   --------
       Total interest                        4,887     4,767    18,549     16,880
                                          --------  --------  --------   --------

Net income                                $  6,290  $  7,766  $ 22,434   $ 16,040
                                          ========  ========  ========   ========


                         Statements of Retained Earnings

Retained earnings at beginning of period  $108,227  $ 91,556  $ 98,220   $ 86,871
Net income                                   6,290     7,766    22,434     16,040
Dividends declared on cumulative
  preferred stock                             (536)     (536)   (2,143)    (2,143)
Dividends declared on common stock          (2,265)     (566)   (6,795)    (2,548)
                                          --------  --------  --------   --------
Retained earnings at end of period        $111,716  $ 98,220  $111,716   $ 98,220
                                          ========  ========  ========   ========

    The accompanying notes are an integral part of these financial statements.

   Per share data is not relevant because the Company's common stock is wholly-
                      owned by New England Electric System.

                                                                                 THE NARRAGANSETT ELECTRIC COMPANY
                              Balance Sheets
                                (Unaudited)
                                                        March 31,                  December 31,
                                  ASSETS                 1996          1995
                                  ------                 ----          ----
                                                             (In Thousands)
Utility plant, at original cost                          $706,764     $699,906
 Less accumulated provisions for depreciation             175,748      173,391
                                                         --------     --------
                                                          531,016      526,515
Construction work in progress                              12,530        8,733
                                                         --------     --------
   Net utility plant                                      543,546      535,248
                                                         --------     --------
Current assets:
 Cash                                                         803        1,999
 Accounts receivable:
   From sales of electric energy                           59,645       59,760
   Other (including $3,330,000 and $1,464,000 from affiliates)           7,719     9,330
     Less reserves for doubtful accounts                    5,981        5,516
                                                         --------     --------
                                                           61,383       63,574
 Unbilled revenues                                         13,400       16,500
 Fuel, materials, and supplies, at average cost             6,289        6,245
 Prepaid and other current assets                          16,497       15,887
                                                         --------     --------
     Total current assets                                  98,372      104,205
                                                         --------     --------
Deferred charges and other assets                          60,493       60,168
                                                         --------     --------
                                                         $702,411     $699,621
                                                         ========     ========
                      CAPITALIZATION AND LIABILITIES
                      ------------------------------
Capitalization:
 Common stock, par value $50 per share,
   authorized and outstanding 1,132,487 shares           $ 56,624     $ 56,624
 Premiums on preferred stocks                                 170          170
 Other paid-in capital                                     80,000       80,000
 Retained earnings                                        111,716      108,227
                                                         --------     --------
     Total common equity                                  248,510      245,021
 Cumulative preferred stock                                36,500       36,500
 Long-term debt                                           210,929      210,892
                                                         --------     --------
     Total capitalization                                 495,939      492,413
                                                         --------     --------
Current liabilities:
 Short-term debt (including $12,500,000 and $1,000,000
   to affiliates)                                          19,675       22,675
 Accounts payable (including $38,978,000 and $38,510,000
   to affiliates)                                          44,525       46,247
 Accrued liabilities:
   Taxes                                                    9,815        6,380
   Interest                                                 3,426        5,847
   Other accrued expenses                                  21,480       19,558
 Customer deposits                                          5,455        5,691
 Dividends payable                                          2,801        1,102
                                                         --------     --------
     Total current liabilities                            107,177      107,500
                                                         --------     --------
Deferred federal income taxes                              75,891       76,017
Unamortized investment tax credits                          7,891        8,016
Other reserves and deferred credits                        15,513       15,675
                                                         --------     --------
                                                         $702,411     $699,621
                                                         ========     ========

The accompanying notes are an integral part of these financial statements.

                     THE NARRAGANSETT ELECTRIC COMPANY
                         Statements of Cash Flows
                          Quarters Ended March 31
                                (Unaudited)
                                                         1996          1995
                                                         ----          ----
                                                             (In Thousands)
Operating activities:
   Net income                                            $  6,290     $  7,766
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation                                             7,137        7,507
   Deferred federal income taxes and investment
    tax credit, net                                          (510)         921
   Allowance for funds used during construction               (89)        (525)
   Amortization of unbilled revenue                                     (2,052)
   Decrease (increase) in accounts receivable, net
     and unbilled revenue                                   5,291        2,068
   Decrease (increase) in fuel, materials, and supplies       (44)      (1,064)
   Decrease (increase) in prepaid and other current assets   (610)        (888)
   Increase (decrease) in accounts payable                 (1,722)      (6,660)
   Increase (decrease) in other current liabilities         2,700        4,337
   Other, net                                                (122)       6,050
                                                         --------     --------
      Net cash provided by operating activities          $ 18,321     $ 17,460
                                                         --------     --------

Investing activities:
   Plant expenditures, excluding allowance for
     funds used during construction                      $(15,346)    $(17,801)
   Other investing activities                                 (69)
                                                         --------     --------
      Net cash used in investing activities              $(15,415)    $(17,801)
                                                         --------     --------

Financing activities:
   Dividends paid on common stock                        $   (566)    $   (283)
   Dividends paid on preferred stock                         (536)        (536)
   Long-term debt - issues                                  2,000        5,000
   Long-term debt - retirements                            (2,000)
   Changes in short-term debt                              (3,000)      (2,850)
                                                         --------     --------
      Net cash provided by (used in)
       financing activities                              $ (4,102)    $  1,331
                                                         --------     --------

Net increase (decrease) in cash and cash equivalents     $ (1,196)    $    990

Cash and cash equivalents at beginning of period            1,999          713
                                                         --------     --------
Cash and cash equivalents at end of period               $    803     $  1,703
                                                         ========     ========

Supplementary information:
   Interest paid less amounts capitalized                $  7,016     $  6,941
                                                         --------     --------
   Federal income taxes paid (refunded)                  $      -     $ (3,230)
                                                         --------     --------

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

     The electric utility industry typically utilizes and/or generates a range of potentially hazardous products and by-products in its operations. New England Electric System (NEES) subsidiaries currently have an environmental audit program in place intended to enhance compliance with existing federal, state, and local requirements regarding the handling of potentially hazardous products and by-products.

     The Company has been named as a potentially responsible party
(PRP) by either the U.S. Environmental Protection Agency or the Massachusetts Department of Environmental Protection for three sites (two of which are located in Massachusetts) at which hazardous waste is alleged to have been disposed. The Company is currently aware of other sites, and may in the future become aware of additional sites, that it may be held responsible for remediating.

     Gas was manufactured from coal in Rhode Island in the past. The Company is aware of five sites on which gas was manufactured or manufactured gas was stored that were owned either by the Company or by its predecessor companies. It is not known to what extent the Company would be held liable for hazardous wastes, if any, left at these manufactured gas locations.

     Predicting the potential costs to investigate and remediate hazardous waste sites continues to be difficult. There are also significant uncertainties as to the portion, if any, of the investigation and remediation costs of any particular hazardous

- ------------------------

waste site that may ultimately be borne by the Company. A preliminary review by a consultant hired by the NEES companies of the potential cost of investigating and, if necessary, remediating Rhode Island manufactured gas sites resulted in costs per site ranging from less than $1 million to $11 million. An informal waste site that may ultimately be borne by the Company. A preliminary review by a consultant hired by the NEES companies of the potential cost of investigating and, if necessary, remediating Rhode Island manufactured gas sites resulted in costs per site ranging from less than $1 million to $11 million. An informal survey of other utilities conducted on behalf of NEES and its subsidiaries indicated costs in a similar range. Where appropriate, the Company intends to seek recovery from its insurers and from other PRPs, but it is uncertain whether, and to what extent, such efforts will be successful. The Company believes that hazardous waste liabilities for all sites of which it is aware are not material to its financial position.


Note C - New Accounting Standard
- --------------------------------

    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (FAS 121), effective for fiscal year 1996. This standard clarifies when and how to recognize an impairment of long-lived assets. If competitive or regulatory change should cause a substantial revenue loss or lead to the permanent shutdown of any generating facilities, a write-down of plant assets could be required pursuant to FAS 121. In addition, FAS 121 requires that all regulatory assets, which must have a high probability of recovery to be initially established, must continue to meet that high probability standard to avoid being written off. However, if written off, a regulatory asset can be restored if it again has a high probability of recovery. This standard did not have a material impact on the financial condition or results of operations upon adoption. However, the impact in future periods may change as competitive factors and potential restructuring influence the electric utility industry.


Note D
- ------

   In the opinion of the Company, these statements reflect all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of its operations for the periods presented and should be considered in conjunction with the notes to the financial statements in the Company's 1995 Annual Report.

    Item 2. Management's Discussion and Analysis of Financial
    ---------------------------------------------------------
               Condition and Results of Operations
               -----------------------------------

     This section contains management's assessment of The Narragansett Electric Company's financial condition and the principal factors having an impact on the results of operations. This discussion should be read in conjunction with the Company's financial statements and footnotes and the 1995 Annual Report on Form 10-K.

Earnings
- --------
     Net income for the first quarter of 1996 decreased $1.5 million from the corresponding period in 1995. This decrease reflects increased distribution system-related operation and maintenance expense and the completion of the recognition of $14 million of unbilled revenues over a 21-month period that ended in December 1995. Partially offsetting these decreases to income is a 3.5 percent increase in kilowatt-hour (kWh) sales due to a return to more normal weather conditions in the first quarter of 1996 as compared to unusually mild weather in the first quarter of 1995, and an increase to base rates.

Competitive Conditions
- ----------------------
     The electric utility business is being subjected to rapidly increasing competitive pressures, stemming from a combination of trends, including the presence of surplus generating capacity, a disparity in electric rates among regions of the country, improvements in generation efficiency, increasing demand for customer choice, and new regulations and legislation intended to foster competition. See the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
     In states across the country, including Rhode Island, there have been an increasing number of proposals to allow retail customers to choose their electricity supplier, with incumbent utilities required to deliver that electricity over their transmission and distribution systems (also known as "retail wheeling").

Choice: New England
     In October 1995, the New England Electric System (NEES) companies announced a plan, Choice: New England, to allow all customers of electric utilities in Massachusetts, Rhode Island, and New Hampshire to choose their power supplier beginning in 1998. Under the plan, the pricing of generation would be deregulated; however, transmission and distribution rates would remain regulated.
     Under Choice: New England, the Company would no longer sell electricity to its customers. Instead, customers would purchase electricity from a supplier of their choice, with the Company remaining responsible for providing distribution services to customers under regulated rates. Transmission services would be provided by a new affiliate of the Company, which is being formed by NEES to provide comparable service across the NEES companies' transmission system. Initially, the new affiliate would have operational control of the Company's transmission facilities, but may, at a later date, acquire those facilities from the Company.
     Under Choice: New England, the Company's wholesale contract with New England Power Company (NEP) would be terminated. In return, the plan proposes that the cost of NEP's past generation commitments be recovered from the Company and its retail affiliates through a contract termination charge. The Company would, in turn, seek to recover the payments to NEP through a wires access or transition charge to retail customers. Those commitments primarily consist of (i) generating plant commitments, (ii) regulatory assets, (iii) purchased power contracts, and (iv) the operating cost of nuclear plants which cannot be mitigated by shutting down the plants (otherwise referred to as "nuclear costs independent of operation"). The portion of these commitments incurred by NEP to serve the Company's customers is currently estimated at $1 billion on a present value basis. Sunk costs associated with utility generating plants, such as past capital investments, and regulatory assets would be recovered over ten years. Purchased power contract costs and nuclear costs independent of operation would be recovered as incurred over the life of those obligations, a period expected to extend beyond ten years. Under Choice: New England, the access charge would be set at three cents per kWh for the first three years. Thereafter, the access charge would vary, but is expected to decline. The provisions of Choice: New England, including the proposed access charge, are subject to state approval and Federal Energy Regulatory Commission (FERC) approval.
     The Company filed Choice: New England with the Rhode Island Public Utilities Commission (RIPUC) in April 1996. The RIPUC has not yet scheduled hearings on restructuring plans.

Other regulatory initiatives
     As described in the 1995 Annual Report on Form 10-K, legislation was proposed by the Speaker and Majority Leader of the House of Representatives of the Rhode Island Legislature that would allow electric customers in Rhode Island to choose their power supplier. This legislation, which is similar to Choice: New England, is pending and is expected to be amended prior to final consideration by the House of Representatives. Final consideration is expected to be completed by the summer of 1996.
     In April 1996, the FERC issued Order No. 888 addressing open access transmission and indicated that those utilities that own transmission facilities will be required to file open access tariffs to make available transmission service to affiliates and nonaffiliates at fair non-discriminatory rates. Order No. 888 also stated that public utilities will be allowed to seek recovery of legitimate and verifiable stranded costs from departing customers as a result of wholesale competition. The FERC indicated that it will provide for the recovery of retail stranded costs only if state regulators lack the legal authority to address those costs at the time retail wheeling is required. The FERC also stated that it would consider proposals for stranded cost recovery under wholesale requirememnts contracts, such as the contracts between NEP and its retail affiliates.

Risk factors
     The major risk factors affecting the Company relate to the possibility of adverse regulatory decisions or legislation which limit the level of revenues the Company is allowed to charge for its services. The Company's all-requirements purchased power contract with NEP requires either party to give seven years notice prior to terminating the contract. Termination of the contract would create stranded costs at NEP that NEP would seek to recover from the Company pursuant to the contract. In that event, the Company would seek recovery of such stranded costs from its customers. However, there is no assurance that the final restructuring plans ordered by state regulatory bodies or state legislatures will include provisions that allow the Company to fully recover any stranded costs passed on to the Company by NEP. In such an event, the Company could not fully recover from retail customers, for which the Company would seek a remedy in the courts.
     Historically, electric utility rates have been based on a utility's costs. As a result, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises in general. Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (FAS 71), requires regulated entities, in appropriate circumstances, to establish regulatory assets and liabilities, and thereby defer the income statement impact of certain costs that are expected to be recovered in future rates. The effects of regulatory, legislative, or utility initiatives, such as the proposed Rhode Island legislation or Choice: New England, could, in the near future, cause all or a portion of the Company's operations to cease meeting the criteria of FAS 71. In that event, the application of FAS 71 to such operations would be discontinued and a non-cash write-off of previously established regulatory assets and liabilities related to such operations would be required. At December 31, 1995, the Company had pre-tax regulatory assets (net of regulatory liabilities) of approximately $50 million.

Operating Revenue
- -----------------

     The following table summarizes the changes in operating

 revenue:

             Increase (Decrease) in Operating Revenue

                                                 First Quarter
                                                 -------------
                                                  1996 vs 1995
                                                 -------------
                                                 (In Millions)
Sales to ultimate customers                              $ 3

Rate changes                                               3

Unbilled revenues recognized
 under rate agreement                                      (2)

Purchased Power Cost Adjustment
 (PPCA) Mechanism                                          (2)
                                                         ---
                                                         $ 2
                                                         ===

     For a discussion of sales to ultimate customers, see the Earnings section.
     The increase in revenues due to rate changes reflects a $12 million increase in base rates, approved by the RIPUC and effective December 1, 1995.
     The decrease in unbilled revenues recognized under rate agreement reflects the completion of the recognition of $14 million in unbilled revenues over a 21-month period that ended December 31, 1995 in accordance with the Company's 1994 rate agreement.

     The Company's rates contain a fuel clause and a PPCA provision. These mechanisms are designed to allow the Company to true-up the recovery of purchased energy costs from NEP.

Utility Plant Expenditures and Financings
- -----------------------------------------
     Cash expenditures for utility plant totaled $15 million in the first three months of 1996. The funds necessary for utility plant expenditures were primarily provided by net cash from operating activities, after the payment of dividends.
     During the first three months of 1996 the Company refinanced $2 million of long-term debt at an interest rate of 7.24 percent. The Company plans to issue an additional $10 million of long-term debt later in 1996.
     At March 31, 1996, the Company had $20 million of short-term debt outstanding of which $7 million represents commercial paper borrowings. The Company currently has lines of credit with banks totaling $41 million. There were no outstanding borrowings under these lines of credit at March 31, 1996.
     For the twelve-month period ending March 31, 1996, the ratio of earnings to fixed charges was 2.60.

                   PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
- --------------------------

     Information concerning the restructuring docket of the Rhode Island Public Utilities Commission, discussed in Part I of this report in Management's Discussion and Analysis of Financial Condition and Results of Operations, is incorporated herein by reference and made a part hereof.


Item 4.  Submission of Matters to a Vote of Security-Holders
- -------------------------------------------------------------

     On March 19, 1996, the Annual Meeting of Stockholders was held. The following actions were taken by the unanimous vote of the 1,132,487 shares having general voting rights represented at the meeting:

     The number of directors for the ensuing year was fixed at nine.

     The following were elected as directors:

     Joan T. Bok
     Stephen A. Cardi
     Frances H. Gammell
     Joseph J. Kirby
     Robert L. McCabe
     John W. Rowe
     Richard P. Sergel
     William E. Trueheart
     John A. Wilson

     Coopers & Lybrand L.L.P. was appointed as auditor for 1996.


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

     The Company is filing the following revised exhibit for incorporation by reference into its registration statements on Form S-3, Commission file Nos. 33-49455, 33-50015, and 33-61131.

     12     Statement re computation of ratios

     The Company is filing Financial Data Schedules.

     The Company filed a report on Form 8-K dated February 7, 1996, containing Item 5, Other Events.

                            SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 1996 to be signed on its behalf by the undersigned thereunto duly authorized.

                           THE NARRAGANSETT ELECTRIC COMPANY


                           s/ Howard W. McDowell


                           Howard W. McDowell
                           Controller, Authorized Officer, and
                           Principal Accounting Officer



Date: May 13, 1996