Form 10-Q
period 1996-06-30
NARRAGANSETT ELECTRIC CO
filed 1996-08-14
CIK 69659

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549

                            FORM 10-Q

  (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1996

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

                       Yes (X)      No ( )


Common stock, par value $50 per share, authorized and outstanding: 1,132,487 shares at June 30, 1996.

 PART I FINANCIAL STATEMENTS
Item 1. Financial Statements
- ----------------------------

                        THE NARRAGANSETT ELECTRIC COMPANY
                               Statements of Income
                              Periods Ended June 30
                                   (Unaudited)
                                                 Quarter                 Six Months
                                                --------                 ----------
                                            1996      1995      1996       1995
                                            ----      ----      ----       ----
                                                          (In Thousands)
Operating revenue                         $116,470  $116,426  $243,755   $241,446
                                          --------  --------  --------   --------
Operating expenses:
  Fuel for generation and purchased electric
   energy (principally from New England
   Power Company, an affiliate)             68,779    71,713   142,468    144,515
  Other operation                           18,156    17,649    35,259     33,918
  Maintenance                                2,967     2,383     6,954      5,052
  Depreciation                               7,220     7,506    14,357     15,013
  Taxes, other than federal income taxes     9,972     9,219    20,053     18,886
  Federal income taxes                       1,131       655     4,133      4,116
                                          --------  --------  --------   --------
       Total operating expenses            108,225   109,125   223,224    221,500
                                          --------  --------  --------   --------
       Operating income                      8,245     7,301    20,531     19,946

Other income:
  Allowance for equity funds used during
   construction                                          219                  428
  Other income (expense), net                 (125)     (145)   (1,234)      (466)
                                          --------  --------  --------   --------
       Operating and other income            8,120     7,375    19,297     19,908
                                          --------  --------  --------   --------

Interest:
  Interest on long-term debt                 4,304     4,088     8,596      8,070
  Other interest                               830       561     1,514      1,662
  Allowance for borrowed funds used during
   construction - credit                      (131)     (332)     (220)      (648)
                                          --------  --------  --------   --------
       Total interest                        5,003     4,317     9,890      9,084
                                          --------  --------  --------   --------

       Net income                         $  3,117  $  3,058  $  9,407   $ 10,824
                                          ========  ========  ========   ========


                         Statements of Retained Earnings

Retained earnings at beginning of period  $111,716  $ 98,220  $108,227   $ 91,556
Net income                                   3,117     3,058     9,407     10,824
Dividends declared on cumulative
  preferred stock                             (536)     (536)   (1,072)    (1,072)
Dividends declared on common stock          (3,114)   (3,397)   (5,379)    (3,963)
                                          --------  --------  --------   --------
Retained earnings at end of period        $111,183  $ 97,345  $111,183   $ 97,345
                                          ========  ========  ========   ========

    The accompanying notes are an integral part of these financial statements.

   Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.


                THE NARRAGANSETT ELECTRIC COMPANY
                       Statements of Income
                   Twelve Months Ended June 30
                           (Unaudited)
                                                    1996                  1995
                                                    ----                  ----
                                                        (In Thousands)
Operating revenue                                $501,422            $493,854
                                                                               --------            --------
Operating expenses:
                                               Fuel for generation and purchased electric
                                                         energy (principally from New England
                                                         Power Company, an affiliate)               291,225             301,616
                                               Other operation         74,535                        73,672
                                               Maintenance             13,076                        11,106
                                               Depreciation            30,877                        26,496
                                               Taxes, other than federal income taxes                37,794              36,265
                                               Federal income taxes              10,905               7,760
                                                                               --------            --------
                                                                   Total operating expenses         458,412             456,915
                                                                               --------            --------
                                                                   Operating income                  43,010              36,939

Other income:
                                               Allowance for equity funds used during
                                                construction             (322)                          838
                                               Other income (expense), net         (960)               (270)
                                                                               --------            --------
                                                                   Operating and other income        41,728              37,507
                                                                               --------            --------

Interest:
                                               Interest on long-term debt        17,153              15,590
                                               Other interest           3,515                         3,331
                                               Allowance for borrowed funds used during
                                                construction - credit            (1,433)             (1,526)
                                                                               --------            --------
                                                                   Total interest                    19,235              17,395
                                                                               --------            --------

                                                                   Net income                      $ 22,493            $ 20,112
                                                                               ========            ========


                 Statements of Retained Earnings

Retained earnings at beginning of period         $ 97,345            $ 84,755
Net income                                         22,493              20,112
Dividends declared on cumulative preferred stock             (2,143)             (2,143)
Dividends declared on common stock                 (6,512)             (5,379)
                                                                               --------            --------
Retained earnings at end of period               $111,183            $ 97,345
                                                                               ========            ========

The accompanying notes are an integral part of these financial statements.

Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.



                     THE NARRAGANSETT ELECTRIC COMPANY
                              Balance Sheets
                                (Unaudited)
                                                        June 30,                  December 31,
                                  ASSETS                 1996          1995
                                  ------                 ----          ----
                                                             (In Thousands)
Utility plant, at original cost                          $722,856     $699,906
 Less accumulated provisions for depreciation             178,516      173,391
                                                         --------     --------
                                                          544,340      526,515
Construction work in progress                               5,949        8,733
                                                         --------     --------
   Net utility plant                                      550,289      535,248
                                                         --------     --------
Current assets:
 Cash                                                         859        1,999
 Accounts receivable:
   From sales of electric energy                           53,819       59,760
   Other (including $1,524,000 and $1,464,000
    from affiliates)                                        5,713        9,330
     Less reserves for doubtful accounts                    6,193        5,516
                                                         --------     --------
                                                           53,339       63,574
 Unbilled revenues                                         15,600       16,500
 Fuel, materials and supplies, at average cost              6,083        6,245
 Prepaid and other current assets                          16,994       15,887
                                                         --------     --------
     Total current assets                                  92,875      104,205
                                                         --------     --------
Deferred charges and other assets                          59,917       60,168
                                                         --------     --------
                                                         $703,081     $699,621
                                                         ========     ========

                      CAPITALIZATION AND LIABILITIES
                      ------------------------------
Capitalization:
 Common stock, par value $50 per share,
   authorized and outstanding 1,132,487 shares           $ 56,624     $ 56,624
 Premiums on preferred stocks                                 170          170
 Other paid-in capital                                     80,000       80,000
 Retained earnings                                        111,183      108,227
                                                         --------     --------
     Total common equity                                  247,977      245,021
 Cumulative preferred stock                                36,500       36,500
 Long-term debt                                           185,958      210,892
                                                         --------     --------
     Total capitalization                                 470,435      492,413
                                                         --------     --------
Current liabilities:
 Long-term debt due in one year                            25,000
 Short-term debt (including $5,375,000 and
   $1,000,000 to affiliates)                               17,375       22,675
 Accounts payable (including $43,142,000 and
   $38,510,000 to affiliates)                              48,908       46,247
 Accrued liabilities:
   Taxes                                                    4,347        6,380
   Interest                                                 5,815        5,847
   Other accrued expenses                                  22,245       19,558
 Customer deposits                                          5,528        5,691
 Dividends payable                                          3,650        1,102
                                                         --------     --------
     Total current liabilities                            132,868      107,500
                                                         --------     --------
Deferred federal income taxes                              76,950       76,017
Unamortized investment tax credits                          7,766        8,016
Other reserves and deferred credits                        15,062       15,675
                                                         --------     --------
                                                         $703,081     $699,621
                                                         ========     ========

The accompanying notes are an integral part of these financial statements.

                     THE NARRAGANSETT ELECTRIC COMPANY
                         Statements of Cash Flows
                         Six Months Ended June 30
                                (Unaudited)
                                                         1996          1995
                                                         ----          ----
                                                             (In Thousands)
Operating Activities:
   Net income                                            $  9,407     $ 10,824
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation                                            14,357       15,013
   Deferred federal income taxes and
     investment tax credit, net                               165        1,793
   Amortization of unbilled revenues                                    (4,104)
   Allowance for funds used during construction              (220)      (1,076)
   Decrease (increase) in accounts receivable, net
     and unbilled revenues                                 11,135        2,629
   Decrease (increase) in fuel, materials, and supplies       162       (1,278)
   Decrease (increase) in prepaid and other current assets (1,107)      (2,014)
   Increase (decrease) in accounts payable                  2,661       (5,686)
   Increase (decrease) in other current liabilities           459        3,152
   Other, net                                                 500        8,880
                                                         --------     --------
      Net cash provided by operating activities          $ 37,519     $ 28,133
                                                         --------     --------

Investing Activities:
   Plant expenditures, excluding allowance for
     funds used during construction                      $(29,196)    $(38,868)
                                                         --------     --------
      Net cash used in investing activities              $(29,196)    $(38,868)
                                                         --------     --------

Financing Activities:
   Dividends paid on common stock                        $ (2,831)    $   (850)
   Dividends paid on preferred stock                       (1,072)      (1,072)
   Long-term debt - issues                                  2,000       15,000
   Long-term debt - retirements                            (2,000)
   Changes in short-term debt                              (5,300)      (1,950)
   Premium on reacquisition of long-term debt                (260)
                                                         --------     --------
      Net cash provided by (used in) financing activities$ (9,463)    $ 11,128
                                                         --------     --------

Net increase (decrease) in cash and cash equivalents     $ (1,140)    $    393

Cash and cash equivalents at beginning of period            1,999          713
                                                         --------     --------
Cash and cash equivalents at end of period               $    859     $  1,106
                                                         ========     ========

Supplementary Information:
   Interest paid less amounts capitalized                $  9,323     $  8,389
                                                         --------     --------
   Federal income taxes paid (refunded)                  $  3,750     $   (285)
                                                         --------     --------

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

Earnings
- --------
     Net income for the second quarter of 1996 was unchanged from the corresponding period in 1995. Earnings for the six months to date decreased $1.4 million from the corresponding period in 1995. This decrease reflects (i) increased distribution system-related operation and maintenance expenses, (ii) the completion of the recognition of $14 million of unbilled revenues over a 21-month period that ended in December 1995, (iii) increased taxes, other than income taxes, and (iv) decreased allowance for funds used during construction, the latter two of which are attributable to the Manchester Street Station entering commercial operation in the second half of 1995. Partially offsetting these decreases to income for the six-month period is a 1.9 percent increase in kilowatt-hour (kWh) sales due to a return to more normal weather conditions in the first quarter of 1996 as compared to unusually mild weather in the first quarter of 1995, and an increase in base rates.

Competitive Conditions
- ----------------------
     The electric utility business is being subjected to rapidly increasing competitive pressures, stemming from a combination of trends, including the presence of surplus generating capacity, a disparity in electric rates among regions of the country, improvements in generation efficiency, increasing demand for customer choice, and new regulations and legislation intended to foster competition. See the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
     In states across the country, including Massachusetts and New Hampshire, there have been an increasing number of proposals to allow retail customers to choose their electricity supplier, with incumbent utilities required to deliver that electricity over their transmission and distribution systems (also known as "retail wheeling"). In Rhode Island, such a proposal has been enacted into law.

Rhode Island legislation
     On August 7, 1996, the Governor of Rhode Island signed into law legislation that will restructure the electric utility industry in Rhode Island. Rhode Island is the first state to pass comprehensive legislation providing retail customers with access to alternative suppliers and providing utilities with recovery of their stranded investments. The New England Electric System companies supported this legislation which affects the Company and New England Power Company (NEP), its affiliated wholesale power supplier.
     The legislation will allow all customers of electric utilities to choose their power supplier under a phased-in approach, while transmission and distribution rates would remain regulated. This phase-in would begin on July 1, 1997 for customers representing approximately 10 percent of the Company's load, followed by another 10 percent on January 1, 1998, and the balance of customers on July 1, 1998.
     Under the new law, NEP's wholesale contract with the Company will be terminated. In return, the cost of NEP's past generation commitments to serve the Company's customers will be recovered through a transition access charge on retail distribution rates. Those commitments, which are currently estimated at approximately $4 billion on a present value basis in total for NEP (of which the Company's share is approximately $1 billion), consist of (i) generating plant commitments, (ii) regulatory assets, (iii) the above market component of purchased power contracts, and (iv) the operating cost of nuclear plants which cannot be mitigated by shutting down the plants. The aggregate amount of the transition access charge will be reduced by the fair market value of the utilities' non-nuclear generating assets. The value of such generating assets will be determined by leasing, selling, spinning off, or otherwise disposing of at least a 15 percent interest in such generating facilities.

     Sunk costs associated with NEP's generating plants and regulatory assets will be recovered over a period of 12 years. NEP's purchased power contracts and nuclear decommissioning costs will be recovered as incurred over the life of those obligations, a period expected to extend beyond 12 years. The initial transition access charge will be set at 2.8 cents per kWh through December 31, 2000, and is expected to decline thereafter. Implementation of various aspects of the Rhode Island legislation is subject to Rhode Island Public Utilities Commission and Federal Energy Regulatory Commission (FERC) approval. The legislation also requires the Company to transfer its transmission and generation assets to affiliated companies at the net book value of those assets.
     The legislation also establishes performance-based rates for
distribution utilities, including the Company.   Under the
legislation, the Company will be entitled to increase its distribution rates by approximately $10 million annually for 1997 and 1998. In addition, for those two years, the Company's return on equity will be subject to a floor of 6 percent and a ceiling of 11 percent. Earnings over the ceiling will be shared equally between customers and shareholders up to an absolute cap on return on equity of 12.5 percent. To the extent that earnings fall below the floor, the Company will be authorized to surcharge customers for the shortfall.

     Historically, electric utility rates have been based on a utility's costs. As a result, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises in general. Financial Accounting Standard No. 71, Accounting for the Effects of Certain Types of Regulation (FAS
71), requires regulated entities, in appropriate circumstances, to establish regulatory assets and liabilities, and thereby defer the income statement impact of certain costs that are expected to be recovered in future rates. While the Company believes that the new legislation, described above, will not affect its ability to continue to meet the criteria of FAS 71, future regulatory, legislative, or utility initiatives, could cause all or a portion of its operations to cease meeting such criteria. In that event, the application of FAS 71 to such operations would be discontinued and a non-cash write-off of previously established regulatory assets and liabilities related to such operations would be required. At December 31, 1995, the Company had pre-tax regulatory assets (net of regulatory liabilities) of approximately $50 million.

FERC order
     In April 1996, the FERC issued Order No. 888 addressing open access transmission and required those utilities that own transmission facilities to file open access tariffs to make available transmission service to affiliates and nonaffiliates at fair non-discriminatory rates. Order No. 888 also stated that public utilities will be allowed to seek recovery of legitimate and verifiable stranded costs from departing customers as a result of wholesale competition. The FERC indicated that it will provide for the recovery of retail stranded costs only if state regulators lack the legal authority to address those costs at the time retail wheeling is required. The FERC also stated that it would permit stranded cost recovery under wholesale requirements contracts, such as the contracts between NEP and its retail affiliates.
     This "Competitive Conditions" section contains forward-looking statements as defined under the securities laws. Actual results could differ materially from those projected.

Operating Revenue
- -----------------

     The following table summarizes the changes in operating

 revenue:
             Increase (Decrease) in Operating Revenue

                                     Second Quarter       Six Months
                                     --------------       ----------
                                      1996 vs 1995      1996 vs 1995
                                     -------------      ------------
                                              (In Millions)

Sales to ultimate customers                   $ 1               $ 4

Rate changes                                    3                 6

Fuel recovery                                 (2)                (2)

Unbilled revenues recognized
 under rate agreement                         (2)                (4)

Rate adjustment mechanisms                      -                (2)
                                              ---                ---
                                              $ -                $ 2
                                              ===                ===
     For a discussion of sales to ultimate customers, see the "Earnings" section.
     The increase in revenues due to rate changes reflects a $12 million base rate increase, effective in December 1995.
     The decrease in unbilled revenues recognized under rate agreement reflects the completion of the recognition of $14 million in unbilled revenues over a 21-month period that ended December 31, 1995 in accordance with the Company's 1994 rate agreement.

Operating Expenses
- ------------------
    The following table summarizes the changes in operating
expenses which are discussed below:
            Increase (Decrease) in Operating Expenses
                                       Second Quarter      Six Months
                                       --------------      ----------
                                        1996 vs 1995     1996 vs 1995
                                       -------------     ------------
                                                 (In Millions)

   Fuel for generation and
    purchased electric energy                   $(3)                 $(2)

   Other operation and maintenance                1                   3

   Taxes, other than income taxes                 1                   1
                                                ---                 ---
                                                $(1)                $ 2
                                                ===                 ===
   The increases in other operation and maintenance expense primarily reflect increased distribution system-related expenses.
   The increase in taxes, other than income taxes, in the second quarter and six months reflects property taxes on the Manchester
Street Station.

Utility Plant Expenditures and Financings
- -----------------------------------------
    Cash expenditures for utility plant totaled $29 million in the first six months of 1996. The funds necessary for utility plant expenditures were provided by net cash from operating activities, after the payment of dividends.
    During the first six months of 1996 the Company refinanced $2 million of long-term debt at an interest rate of 7.24 percent. The

Company plans to issue an additional $10 million of long-term debt later in 1996.
    Citing the passage of the restructuring legislation in Rhode Island, Moody's Investor Services lowered the credit ratings of the Company from A1 to A2 for senior secured debt.
    At June 30, 1996, the Company had $17 million of short-term debt outstanding including $12 million of commercial paper borrowings. The Company currently has lines of credit with banks totaling $41 million. There were no outstanding borrowings under these lines of credit at June 30, 1996.
    For the twelve-month period ending June 30, 1996, the ratio of earnings to fixed charges was 2.58.

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

    12     Statement re computation of ratios

    The Company is filing Financial Data Schedules.

    The Company filed a report on Form 8-K dated May 30, 1996, containing Item 5, Other Events.

                            SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 1996 to be signed on its behalf by the undersigned thereunto duly authorized.


                           THE NARRAGANSETT ELECTRIC COMPANY


                           s/Howard W. McDowell


                           Howard W. McDowell
                           Controller, Authorized Officer, and
                           Principal Accounting Officer



Date: August 14, 1996