Form 10-Q
period 1996-09-30
NARRAGANSETT ELECTRIC CO
filed 1996-11-08
CIK 69659

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549

                            FORM 10-Q

  (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1996

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

                       Yes (X)      No ( )


Common stock, par value $50 per share, authorized and outstanding: 1,132,487 shares at September 30, 1996.

 PART I FINANCIAL STATEMENTS
Item 1. Financial Statements
----------------------------
                        THE NARRAGANSETT ELECTRIC COMPANY
                               Statements of Income
                            Periods Ended September 30
                                   (Unaudited)
                                                 Quarter                  Nine Months
                                                 -------                  -----------
                                            1996      1995      1996       1995
                                            ----      ----      ----       ----
                                                          (In Thousands)
Operating revenue                         $140,481  $139,217  $384,236   $380,663
                                          --------  --------  --------   --------
Operating expenses:
  Fuel for generation and purchased electric
   energy, (principally from New England
   Power Company, an affiliate)             83,693    83,022   226,161    227,536
  Other operation                           18,577    19,646    53,836     53,565
  Maintenance                                3,062     2,638    10,016      7,690
  Depreciation                               7,350     8,049    21,707     23,062
  Taxes, other than federal income taxes    10,395     9,044    30,448     27,930
  Federal income taxes                       3,985     4,119     8,118      8,235
                                          --------  --------  --------   --------
       Total operating expenses            127,062   126,518   350,286    348,018
                                          --------  --------  --------   --------
       Operating income                     13,419    12,699    33,950     32,645

Other income:
  Allowance for equity funds used
   during construction                                  (175)                 253
  Other income (expense), net                 (143)      (94)   (1,377)      (560)
                                          --------  --------  --------   --------
       Operating and other income           13,276    12,430    32,573     32,338
                                          --------  --------  --------   --------

Interest:
  Interest on long-term debt                 4,303     4,242    12,899     12,312
  Other interest                               785     1,023     2,299      2,685
  Allowance for borrowed funds used during
   construction - credit                        19      (774)     (201)    (1,422)
                                          --------  --------  --------   --------
       Total interest                        5,107     4,491    14,997     13,575
                                          --------  --------  --------   --------

       Net income                         $  8,169  $  7,939  $ 17,576   $ 18,763
                                          ========  ========  ========   ========



                         Statements of Retained Earnings


Retained earnings at beginning of period  $111,183  $ 97,345  $108,227   $ 91,556
Net income                                   8,169     7,939    17,576     18,763
Dividends declared on cumulative
  preferred stock                             (536)     (535)   (1,608)    (1,607)
Dividends declared on common stock          (1,416)     (567)   (6,795)    (4,530)
                                          --------  --------  --------   --------
Retained earnings at end of period        $117,400  $104,182  $117,400   $104,182
                                          ========  ========  ========   ========

    The accompanying notes are an integral part of these financial statements.

   Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.

                THE NARRAGANSETT ELECTRIC COMPANY
                       Statements of Income
                 Twelve Months Ended September 30
                           (Unaudited)
                                                    1996                  1995
                                                    ----                  ----
                                                        (In Thousands)
Operating revenue                                $502,686            $496,057
                                                                               --------            --------
Operating expenses:
                                               Fuel for generation and purchased electric energy,
                                                (principally from New England Power Company,
                                                an affiliate)         293,277                       299,783
                                               Other operation         72,085                        74,188
                                               Maintenance             13,500                        10,632
                                               Depreciation            30,178                        27,895
                                               Taxes, other than federal income taxes                39,145              36,334
                                               Federal income taxes              10,771               8,524
                                                                               --------            --------
                                                                   Total operating expenses         458,956             457,356
                                                                               --------            --------

                                                                   Operating income                  43,730              38,701

Other income:
                                               Allowance for equity funds used
                                                during construction                (147)                320
                                               Other income (expense), net       (1,009)               (170)
                                                                               --------            --------

                                                                   Operating and other income        42,574              38,851
                                                                               --------            --------

Interest:
                                               Interest on long-term debt        17,214              16,157
                                               Other interest           3,277                         3,669
                                               Allowance for borrowed funds used during
                                                construction - credit              (640)             (1,796)
                                                                               --------            --------
                                                                   Total interest                    19,851              18,030
                                                                               --------            --------

                                                                   Net income                      $ 22,723            $ 20,821
                                                                               ========            ========


                 Statements of Retained Earnings

Retained earnings at beginning of period         $104,182            $ 90,318
Net income                                         22,723              20,821
Dividends declared on cumulative
                                               preferred stock         (2,144)                       (2,143)
Dividends declared on common stock                 (7,361)             (4,814)
                                                                               --------            --------
Retained earnings at end of period               $117,400            $104,182
                                                                               ========            ========

The accompanying notes are an integral part of these financial statements.

Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.

                     THE NARRAGANSETT ELECTRIC COMPANY
                              Balance Sheets
                                (Unaudited)
                                                      September 30,                December 31,
                                  ASSETS                 1996          1995
                                  ------                 ----          ----
                                                             (In Thousands)
Utility plant, at original cost                          $729,903     $699,906
 Less accumulated provisions for depreciation             182,498      173,391
                                                         --------     --------
                                                          547,405      526,515
Construction work in progress                               8,446        8,733
                                                         --------     --------
     Net utility plant                                    555,851      535,248
                                                         --------     --------
Current assets:
 Cash                                                       1,347        1,999
 Accounts receivable:
   From sales of electric energy                           55,731       59,760
   Other (including $6,199,000 and $1,464,000              13,607        9,330
    from affiliates)
     Less reserves for doubtful accounts                    6,095        5,516
                                                         --------     --------
                                                           63,243       63,574
 Unbilled revenues                                         15,200       16,500
 Fuel, materials and supplies, at average cost              5,065        6,245
 Prepaid and other current assets                          22,593       15,887
                                                         --------     --------
     Total current assets                                 107,448      104,205
                                                         --------     --------
Deferred charges and other assets                          60,685       60,168
                                                         --------     --------
                                                         $723,984     $699,621
                                                         ========     ========

                      CAPITALIZATION AND LIABILITIES
                      ------------------------------
Capitalization:
 Common stock, par value $50 per share,
   authorized and outstanding 1,132,487 shares           $ 56,624     $ 56,624
 Premiums on preferred stocks                                 170          170
 Other paid-in capital                                     80,000       80,000
 Retained earnings                                        117,400      108,227
                                                         --------     --------
     Total common equity                                  254,194      245,021
 Cumulative preferred stock                                36,500       36,500
 Long-term debt                                           178,488      210,892
                                                         --------     --------
     Total capitalization                                 469,182      492,413
                                                         --------     --------
Current liabilities:
 Long-term debt due in one year                            32,500
 Short-term debt (including $7,250,000 and $1,000,000
   to affiliates)                                          24,925       22,675
 Accounts payable (including $52,431,000 and $38,510,000
   to affiliates)                                          58,239       46,247
Accrued liabilities:
 Taxes                                                                   4,240     6,380
 Interest                                                   3,457        5,847
 Other accrued expenses                                    20,900       19,558
Customer deposits                                           5,581        5,691
Dividends payable                                           1,951        1,102
                                                         --------     --------
     Total current liabilities                            151,793      107,500
                                                         --------     --------
Deferred federal income taxes                              79,875       76,017
Unamortized investment tax credits                          7,642        8,016
Other reserves and deferred credits                        15,492       15,675
                                                         --------     --------
                                                         $723,984     $699,621
                                                         ========     ========

The accompanying notes are an integral part of these financial statements.

                     THE NARRAGANSETT ELECTRIC COMPANY
                         Statements of Cash Flows
                      Nine Months Ended September 30
                                (Unaudited)
                                                         1996          1995
                                                         ----          ----
                                                             (In Thousands)
Operating Activities:
   Net income                                            $ 17,576     $ 18,763
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation                                            21,707       23,062
   Deferred federal income taxes and investment
     tax credit, net                                        2,409        4,635
   Allowance for funds used during construction              (201)      (1,675)
   Amortization of unbilled revenues                                    (6,156)
   Decrease (increase) in accounts receivable, net
     and unbilled revenues                                  1,631       (5,339)
   Decrease (increase) in fuel, materials, and supplies     1,180         (641)
   Decrease (increase) in prepaid and other current assets (6,706)      (1,922)
   Increase (decrease) in accounts payable                 11,992       (5,042)
   Increase (decrease) in other current liabilities        (3,298)       1,452
   Other, net                                                 834        6,632
                                                         --------     --------
      Net cash provided by operating activities          $ 47,124     $ 33,769
                                                         --------     --------

Investing Activities:
   Plant expenditures, excluding allowance for
     funds used during construction                      $(42,114)    $(53,461)
   Other investing activities                                 (98)
                                                         --------     --------
      Net cash used in investing activities              $(42,212)    $(53,461)
                                                         --------     --------

Financing Activities:
   Capital contributions from parent                                  $ 10,000
   Dividends paid on common stock                        $ (5,946)      (4,247)
   Dividends paid on preferred stock                       (1,608)      (1,607)
   Long-term debt - issues                                  2,000       15,000
   Long-term debt - retirements                            (2,000)
   Changes in short-term debt                               2,250        1,250
   Premium on reacquisition of long-term debt                (260)
                                                         --------     --------
      Net cash provided by (used in) financing activities$ (5,564)    $ 20,396
                                                         --------     --------

Net increase (decrease) in cash and cash equivalents     $   (652)    $    704

Cash and cash equivalents at beginning of period            1,999          713
                                                         --------     --------
Cash and cash equivalents at end of period               $  1,347     $  1,417
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


Note C
------

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

    Item 2. Management's Discussion and Analysis of Financial
    ---------------------------------------------------------
               Condition and Results of Operations
               -----------------------------------

     This section contains management's assessment of The Narragansett Electric Company's financial condition and the principal factors having an impact on the results of operations. This discussion should be read in conjunction with the Company's financial statements and footnotes and the 1995 Annual Report on Form 10-K. This section contains forward-looking statements as defined under the securities laws. Actual results could differ materially from those projected. This section, particularly under "Competitive Conditions - Risk Factors", lists some of the reasons why results could differ materially from those projected.


Earnings
--------
     Net income for the third quarter of 1996 was relatively unchanged from the corresponding period in 1995, but earnings for the first nine months of 1996 decreased $1.2 million. This decrease reflects (i) the completion of the recognition of $14 million of unbilled revenues over a 21-month period that ended in December 1995, (ii) increased distribution system-related expenses, (iii) increased taxes, other than income taxes, and (iv) decreased allowance for funds used during construction. Partially offsetting these decreases to income for the nine-month period are a base rate increase and a 0.7 percent increase in kilowatt-hour
(kWh) sales reflecting an improving regional economy. KWh sales to ultimate customers for the third quarter decreased 1.6 percent reflecting a cooler summer in 1996.

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

     In states across the country, including Rhode Island, there have been an increasing number of proposals to allow retail customers to choose their electricity supplier, with incumbent utilities required to deliver that electricity over their transmission and distribution systems (also known as "retail wheeling"). In these competitive circumstances, utilities across the country that operate generation plants, such as New England Power Company (NEP), the Company's affiliated wholesale power supplier, face the risk that market prices may not be sufficient to recover the costs of the commitments incurred to supply customers under a regulated industry structure. The amount by which costs exceed market prices is commonly referred to as "stranded costs".

Rhode Island Legislation

     On August 7, 1996, the Governor of Rhode Island signed into law legislation that will restructure the electric utility industry in Rhode Island. Rhode Island is the first state to pass comprehensive legislation providing retail customers with access to alternative suppliers and providing utilities with recovery of their stranded investments. The NEES companies supported this legislation which affects NEP and the Company.

     The legislation allows all customers of electric utilities to choose their power supplier under a phased-in approach, while transmission and distribution rates will remain regulated. This phase-in will begin on July 1, 1997 for customers representing approximately 10 percent of the Company's load, followed by another 10 percent on January 1, 1998, and the balance of customers on July 1, 1998. All Rhode Island customers would have choice of supplier beginning January 1, 1998 if retail access is available to 40 percent or more of the kWh sales in New England by that date.
Rhode Island customers will likely receive substantial savings in a competitive market, which will therefore result in revenue losses for the Company.

     Under the new law, NEP's wholesale contract with the Company will be terminated. In return, the cost of NEP's past generation commitments to serve the Company's customers (estimated at approximately $1 billion) will be recovered through a transition access charge on retail distribution rates. Those commitments consist of (i) generating plant commitments, (ii) regulatory assets, (iii) the above-market component of purchased power contracts, and (iv) the operating cost of nuclear plants which cannot be mitigated by shutting down the plants, including nuclear decommissioning.

     Sunk costs associated with generating plants and regulatory assets would be recovered over a period of 12 years. The above-market component of purchased power contracts and nuclear decommissioning costs would be recovered as incurred over the life of those obligations, a period expected to extend beyond 12 years. The transition access charge would be reduced to reflect the net proceeds from the sale of the NEES companies' generating assets. The initial transition access charge, before the application of those proceeds, would be set at 2.8 cents per kWh through December 31, 2000, and is expected to decline thereafter.

     The legislation requires the Company to file by January 1, 1997 a plan with the Rhode Island Public Utilities Commission (RIPUC) to transfer its generating and transmission assets at book value to affiliated companies. A settlement agreement pending approval before the Massachusetts Department of Public Utilities would require the full divestiture of the NEES companies' generating business to a nonaffiliated entity.

     The legislation also establishes performance-based rates for distribution utilities, such as the Company. Under the legislation, the Company will be entitled to increase its distribution rates by approximately $10 million in 1997 and another $10 million in 1998. In addition, in 1996 and 1997, the Company's return on equity from distribution operations will be subject to a floor of 6 percent and a ceiling of 11 percent. Earnings over the ceiling will be shared equally between customers and shareholders up to an absolute cap on return on equity from distribution operations of 12.5 percent. To the extent that earnings fall below the floor, the Company will be authorized to surcharge customers for the shortfall.

     Implementation of various aspects of the Rhode Island legislation is subject to RIPUC and Federal Energy Regulatory Commission (FERC) approval. Additional governmental approvals would be required for divestiture of the generating business.

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

Accounting Implications

     Historically, electric utility rates have been based on a utility's costs. As a result, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises in general. Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (FAS 71), requires regulated entities, in appropriate circumstances, to establish regulatory assets and liabilities, and thereby defer the income statement impact of certain costs that are expected to be recovered in future rates. The Company believes that, if approved by regulators, the Rhode Island legislation would meet the criteria for continued application of FAS 71. As a result, no write-off of existing regulatory assets is expected.

Risk factors

     For a discussion of risk factors in the event that the Rhode
Island legislation is not implemented see "Risk Factors" in the Company's Form 10-Q for the quarter ended June 30, 1996.

Operating Revenue
-----------------

     The following table summarizes the changes in operating revenue:
             Increase (Decrease) in Operating Revenue

                                     Third Quarter        Nine Months
                                     -------------        -----------
                                      1996 vs 1995      1996 vs 1995
                                     -------------      ------------
                                              (In Millions)

Sales to ultimate customers                    $(3)              $ 2
Rate changes                                     3                 9
Fuel recovery                                    2                 -
Unbilled revenues recognized
 under rate agreement                           (2)               (6)
Rate adjustment mechanisms                      (1)               (3)
Demand side management (DSM)                     1                 1
Other                                            1                 1
                                               ---               ---
                                               $ 1               $ 4
                                               ===               ===

     For a discussion of sales to ultimate customers, see the "Earnings" section.

     The increase in revenues due to rate changes reflects a $12 million increase in base rates, approved by the RIPUC and effective December 1, 1995.

     The decrease in unbilled revenues recognized under rate agreement reflects the completion of the recognition of $14 million in unbilled revenues over a 21 month period that ended December 31, 1995 in accordance with the Company's 1994 rate agreement.

     The Company's rates contain a fuel clause and various rate adjustment mechanisms. These mechanisms are designed to allow the Company to true-up the recovery of purchased energy costs from NEP.


Operating Expenses
------------------

    The following table summarizes the changes in operating expenses which are discussed below:

            Increase (Decrease) in Operating Expenses

                                       Third Quarter       Nine Months
                                       -------------     ------------
                                        1996 vs 1995     1996 vs 1995
                                       -------------     ------------
                                                 (In Millions)
Fuel for generation and
 purchased electric energy
   Fuel                                         $ 2                $ -
   Other                                         (1)                (1)
Other operation and maintenance
   DSM                                            1                  1
   Other                                         (2)                 1
Depreciation                                     (1)                (1)
Taxes, other than income taxes                    1                  2
                                                ---                ---
                                                $ -                $ 2
                                                ===                ===

     The decrease in other operation and maintenance expense in the third quarter reflects a decrease in uncollectible accounts expense and fringe benefit costs. The increase in the nine-month period reflects increased distribution system-related expenses.

     The decrease in depreciation reflects reduced dismantlement costs associated with the retired South Street generation plant. This decrease was partially offset by increased depreciation on the Manchester Street repowering project which went into service in the second half of 1995 and new plant expenditures.

     The increase in taxes, other than income taxes in 1996 is due to increased property taxes, including taxes on the Manchester
Street Station.


Utility Plant Expenditures and Financings
-----------------------------------------
     Cash expenditures for utility plant totaled $42 million in the first nine months of 1996. The funds necessary for utility plant expenditures were primarily provided by net cash from operating activities, after the payment of dividends, and short-term debt issuances.

     During the first nine months of 1996 the Company refinanced $2 million of long-term debt at an interest rate of 7.24 percent. The Company plans to issue an additional $10 million of long-term debt later in 1996.

     At September 30, 1996, the Company had $25 million of short-term debt outstanding of which $18 million represents commercial paper borrowings. The Company currently has lines of credit with banks totaling $41 million. There were no outstanding borrowings under these lines of credit at September 30, 1996.

     Under the Rhode Island legislation mentioned above, the Company must transfer its generating and transmission assets at net book value less deferred tax reserves to affiliated companies. Net book value before deduction of deferred tax reserves is approximately $45 million for generating assets and $105 million for transmission assets. The proceeds from these transfers will be used to reduce short-term debt, fund capital expenditures, retire outstanding first mortgage bonds, or for other general corporate purposes.

     For the twelve-month period ending September 30, 1996, the ratio of earnings to fixed charges was 2.60.

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

     12     Statement re computation of ratios

     The Company is filing Financial Data Schedules.

     The Company filed a report on Form 8-K dated October 1, 1996, containing Item 5, Other Events.

                            SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 1996 to be signed on its behalf by the undersigned thereunto duly authorized.


                           THE NARRAGANSETT ELECTRIC COMPANY


                           s/Howard W. McDowell


                           Howard W. McDowell
                           Controller, Authorized Officer, and
                           Principal Accounting Officer



Date: November 8, 1996