Form 10-Q
period 1997-03-31
NARRAGANSETT ELECTRIC CO
filed 1997-05-13
CIK 69659

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549

                            FORM 10-Q

  (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1997

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

                       Yes (X)      No ( )


Common stock, par value $50 per share, authorized and outstanding: 1,132,487 shares at March 31, 1997.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------

                        THE NARRAGANSETT ELECTRIC COMPANY
                               Statements of Income
                              Periods Ended March 31
                                   (Unaudited)
                                                Three Months                           Twelve Months
                                                ------------                           -------------
                                            1997      1996      1997       1996
                                            ----      ----      ----       ----
                                                          (In Thousands)
Operating revenue                         $131,466  $127,285  $507,766   $501,378
                                          --------  --------  --------   --------
Operating expenses:
  Fuel for generation and purchased electric
   energy (principally from New England
   Power Company, an affiliate)             77,173    73,689   300,544    295,539
  Other operation                           17,826    17,103    72,348     72,648
  Maintenance                                2,715     3,987    11,737     12,492
  Depreciation                               6,104     7,137    26,866     31,163
  Taxes, other than federal income taxes    10,268    10,081    38,717     37,041
  Federal income taxes                       3,977     3,002    12,926     10,429
                                          --------  --------  --------   --------
       Total operating expenses            118,063   114,999   463,138    459,312
                                          --------  --------  --------   --------
Operating income                            13,403    12,286    44,628     42,066

Other income:
  Allowance for equity funds used
   during construction                                                       (103)
  Other income (expense) - net, including
   related taxes                            (1,056)   (1,109)     (679)      (980)
                                          --------  --------  --------   --------
       Operating and other income           12,347    11,177    43,949     40,983
                                          --------  --------  --------   --------

Interest:
  Interest on long-term debt                 4,305     4,292    17,218     16,937
  Other interest                               393       684     2,592      3,246
  Allowance for borrowed funds used during
   construction - credit                       (44)      (89)     (218)    (1,634)
                                          --------  --------  --------   --------
       Total interest                        4,654     4,887    19,592     18,549
                                          --------  --------  --------   --------

Net income                                $  7,693  $  6,290  $ 24,357   $ 22,434
                                          ========  ========  ========   ========


                         Statements of Retained Earnings

Retained earnings at beginning of period  $119,978  $108,227  $111,716   $ 98,220
Net income                                   7,693     6,290    24,357     22,434
Dividends declared on cumulative
  preferred stock                             (536)     (536)   (2,143)    (2,143)
Dividends declared on common stock          (3,397)   (2,265)  (10,192)    (6,795)
                                          --------  --------  --------   --------
Retained earnings at end of period        $123,738  $111,716  $123,738   $111,716
                                          ========  ========  ========   ========

    The accompanying notes are an integral part of these financial statements.

   Per share data is not relevant because the Company's common stock is wholly-
                      owned by New England Electric System.

                                                                                 THE NARRAGANSETT ELECTRIC COMPANY
                              Balance Sheets
                                (Unaudited)
                                                        March 31,                  December 31,
                                  ASSETS                 1997          1996
                                  ------                 ----          ----
                                                             (In Thousands)
Utility plant, at original cost                          $737,989     $742,481
 Less accumulated provisions for depreciation             191,243      187,690
                                                         --------     --------
                                                          546,746      554,791
Construction work in progress                              14,363        5,392
                                                         --------     --------
   Net utility plant                                      561,109      560,183
                                                         --------     --------
Current assets:
 Cash                                                       1,258        1,727
 Accounts receivable:
   From sales of electric energy                           57,123       54,426
   Other (including $1,406,000 and $1,253,000 from affiliates)           2,676     3,415
     Less reserves for doubtful accounts                    6,104        5,149
                                                         --------     --------
                                                           53,695       52,692
 Unbilled revenues                                         12,100       15,300
 Fuel, materials, and supplies, at average cost             4,423        4,300
 Prepaid and other current assets                          16,064       15,919
                                                         --------     --------
     Total current assets                                  87,540       89,938
                                                         --------     --------
Deferred charges and other assets                          57,051       56,881
                                                         --------     --------
                                                         $705,700     $707,002
                                                         ========     ========
                      CAPITALIZATION AND LIABILITIES
                      ------------------------------
Capitalization:
 Common stock, par value $50 per share,
   authorized and outstanding 1,132,487 shares           $ 56,624     $ 56,624
 Premiums on preferred stocks                                 170          170
 Other paid-in capital                                     80,000       80,000
 Retained earnings                                        123,738      119,978
                                                         --------     --------
     Total common equity                                  260,532      256,772
 Cumulative preferred stock                                36,500       36,500
 Long-term debt                                           173,546      178,517
                                                         --------     --------
     Total capitalization                                 470,578      471,789
                                                         --------     --------
Current liabilities:
 Long-term debt due in one year                            37,500       32,500
 Short-term debt (including $2,650,000 and $5,300,000
   to affiliates)                                           6,775       19,025
 Accounts payable (including $44,477,000 and $40,425,000
   to affiliates)                                          45,791       45,221
 Accrued liabilities:
   Taxes                                                    9,620        3,877
   Interest                                                 3,281        5,677
   Other accrued expenses                                  17,286       11,949
 Customer deposits                                          5,724        5,638
 Dividends payable                                          3,933        2,801
                                                         --------     --------
     Total current liabilities                            129,910      126,688
                                                         --------     --------
Deferred federal income taxes                              81,121       81,880
Unamortized investment tax credits                          7,393        7,517
Other reserves and deferred credits                        16,698       19,128
                                                         --------     --------
                                                         $705,700     $707,002
                                                         ========     ========

The accompanying notes are an integral part of these financial statements.

                     THE NARRAGANSETT ELECTRIC COMPANY
                         Statements of Cash Flows
                          Quarters Ended March 31
                                (Unaudited)
                                                         1996          1995
                                                         ----          ----
                                                             (In Thousands)
Operating activities:
   Net income                                            $  7,693     $  6,290
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation                                             6,104        7,137
   Deferred federal income taxes and investment
    tax credit, net                                          (996)        (510)
   Allowance for funds used during construction               (44)         (89)
   Decrease (increase) in accounts receivable, net
     and unbilled revenue                                   2,197        5,291
   Decrease (increase) in fuel, materials, and supplies      (123)         (44)
   Decrease (increase) in prepaid and other current assets   (145)        (610)
   Increase (decrease) in accounts payable                    570       (1,722)
   Increase (decrease) in other current liabilities         8,770        2,700
   Other, net                                              (2,327)        (122)
                                                         --------     --------
      Net cash provided by operating activities          $ 21,699     $ 18,321
                                                         --------     --------

Investing activities:
   Plant expenditures, excluding allowance for
     funds used during construction                      $ (6,990)    $(15,346)
   Other investing activities                                (127)         (69)
                                                         --------     --------
      Net cash used in investing activities              $ (7,117)    $(15,415)
                                                         --------     --------

Financing activities:
   Dividends paid on common stock                        $ (2,265)    $   (566)
   Dividends paid on preferred stock                         (536)        (536)
   Long-term debt - issues                                               2,000
   Long-term debt - retirements                                         (2,000)
   Changes in short-term debt                             (12,250)      (3,000)
                                                         --------     --------
      Net cash provided by (used in)
       financing activities                              $(15,051)    $ (4,102)
                                                         --------     --------

Net increase (decrease) in cash and cash equivalents     $   (469)    $ (1,196)


Cash and cash equivalents at beginning of period            1,727        1,999
                                                         --------     --------
Cash and cash equivalents at end of period               $  1,258     $    803
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

    The Company has been named as a potentially responsible party
(PRP) by either the United States Environmental Protection Agency or the Massachusetts Department of Environmental Protection for three sites (two of which are located in Massachusetts) at which hazardous waste is alleged to have been disposed. The Company is currently aware of other sites, and may in the future become aware of additional sites, that it may be held responsible for remediating.

    Gas was manufactured from coal in Rhode Island in the past. The Company is aware of five sites on which gas was manufactured or manufactured gas was stored that were owned either by the Company or by its predecessor companies. It is not known to what extent the Company would be held liable for hazardous wastes, if any, left at these manufactured gas locations.

    Predicting the potential costs to investigate and remediate hazardous waste sites continues to be difficult. There are also significant uncertainties as to the portion, if any, of the investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by the Company. A

------------------------

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

    In October 1996, the American Institute of Certified Public
Accountants issued new accounting rules for Environmental
Remediation Liabilities which become effective in 1997. These new rules do not have a material effect on the Company's financial position or results of operations.


Note C
------

    In the opinion of the Company, these statements reflect all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of its operations for the periods presented and should be considered in conjunction with the notes to the financial statements in the Company's 1996 Annual Report.

    Item 2. Management's Discussion and Analysis of Financial
    ---------------------------------------------------------
               Condition and Results of Operations
               -----------------------------------

     This section contains management's assessment of The Narragansett Electric Company's financial condition and the principal factors having an impact on the results of operations. This discussion should be read in conjunction with the Company's financial statements and footnotes and the 1996 Annual Report on Form 10-K.


Earnings
--------

     Net income for the first quarter of 1997 increased $1.4 million from the corresponding period in 1996. This increase reflects an $11 million increase in base distribution rates that became effective on January 1, 1997 and decreased distribution system-related operation and maintenance expense. Partially offsetting these increases to income is a 2.1 percent decrease in kilowatt-hour (kWh) deliveries to ultimate customers due to milder weather conditions in the first quarter of 1997 as compared to the first quarter of 1996.


Industry Restructuring
----------------------

     For a discussion of industry restructuring activities in Massachusetts, Rhode Island and New Hampshire, see "Industry
Restructuring" in the Company's Form 10-K for 1996.

     The NEES companies have reached an agreement with all three of its unions - the Brotherhood of Utility Workers, the International Brotherhood of Electrical Workers, and the Utility Workers Union of America - regarding benefits and other assistance to union employees that are affected by the restructuring of the electric utility industry and the NEES companies divesture of its generation business. The NEES companies anticipate that industry restructuring and divestiture will lead to workforce reductions.

Rhode Island

     The Rhode Island legislature is considering a number of proposed bills relating to industry restructuring. Possible legislation dealing with securitization of stranded costs has been discussed; however, to date no such legislation has been introduced.

Accounting Implications

     Historically, electric utility rates have been based on a utility's costs. As a result, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises in general. Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (FAS 71), requires regulated entities, in appropriate circumstances, to establish regulatory assets, and thereby defer the income statement impact of certain costs expected to be recovered in future rates. At December 31, 1996, the Company had approximately $44 million in net regulatory assets in compliance with FAS 71. The Company believes that the continuing rate-making policies and practices of the RIPUC and the terms of the Rhode Island statute will enable the Company to recover both its specific costs of providing ongoing distribution services and stranded costs billed to it by NEP. The Company believes that these factors will allow it to continue to apply FAS 71. However, the Company understands that members of the SEC staff have raised questions concerning the continued applicability of FAS 71 to certain other electric utilities facing restructuring. In connection therewith, the Emerging Issues Task Force of the Financial Accounting Standards Board has decided to take under consideration how FAS 71 should be applied in light of recent changes within the regulated utility industry. In the event that future circumstances should cause the application of FAS 71 to be discontinued, a noncash write-off of previously established regulatory assets would be required.

Operating Revenue
-----------------

     The following table summarizes the changes in operating revenue:
             Increase (Decrease) in Operating Revenue

                                           First Quarter
                                           -------------
                                           1997 vs 1996
                                           -------------
                                           (In Millions)

Sales to ultimate customers                              $(3)
Rate changes                                               3
Fuel Recovery                                              4
                                                         ---
                                                         $ 4
                                                         ===

     For a discussion of sales to ultimate customers, see the "Earnings" section.

     The increase in revenues due to rate changes reflects an $11 million increase in base rates, approved by the RIPUC and distribution rates, effective January 1, 1997 in accordance with the utility Restructuring Act of 1996.

     The increase in fuel recovery revenues is due to increased replacement power fuel purchases by NEP due to the reduced generation of partially owned nuclear units. These costs are passed on to the Company through NEP's fuel clause. The Company, in turn, passes these costs on to its customers.

Operating Expenses
------------------

     The following table summarizes the changes in operating expenses which are discussed below:

            Increase (Decrease) in Operating Expenses

                                            First Quarter
                                            -------------
                                            1997 vs 1996
                                            -------------
                                            (In Millions)

Fuel for generation and
 purchased electric energy:
   Fuel                                                  $ 4
   Integrated Facilities credit from NEP                   1
   Purchases and Demand Charges and Other                 (1)
Other operation and maintenance                           (1)
Depreciation                                              (1)
Income Taxes                                               1
                                                         ---
                                                         $ 3
                                                         ===

    For a discussion of fuel costs, see the "Operating Revenue" section.

    The decrease in other operation and maintenance expense in the first quarter reflects a decrease in distribution system-related expenses.

    The decrease in depreciation and the decrease in the integrated facilities credits from NEP both reflect reduced dismantlement costs associated with the retired South Street generation plant. This decrease in depreciation expense was partially offset by new plant expenditures.

Utility Plant Expenditures and Financings
-----------------------------------------

    Cash expenditures for utility plant totaled $7 million in the first three months of 1997. The funds necessary for utility plant expenditures were primarily provided by net cash from operating activities, after the payment of dividends. The Company plans to issue $40 million of long-term debt in 1997.

    At March 31, 1997, the Company had $7 million of short-term debt outstanding of which $4 million represents commercial paper borrowings. The Company currently has lines of credit with banks totaling $41 million. There were no outstanding borrowings under these lines of credit at March 31, 1997.

  For the twelve-month period ending March 31, 1997, the ratio of earnings to fixed charges was 2.84.

                  PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security-Holders
------------------------------------------------------------

     On March 18, 1997, the Annual Meeting of Stockholders was held. The following actions were taken by the unanimous vote of the 1,132,487 shares having general voting rights represented at the meeting:

     The number of directors was fixed at nine.

     The following were elected as directors:

     Joan T. Bok
     Stephen A. Cardi
     Richard W. Frost
     Frances H. Gammell
     Joseph J. Kirby
     Robert L. McCabe
     John W. Rowe
     Richard P. Sergel
     William E. Trueheart

     Coopers & Lybrand L.L.P. was appointed as auditor for 1997.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     The Company filed no report on Form 8-K during the quarter.

     The Company is filing the following revised exhibit for incorporation by reference into its registration statements on Form S-3, Commission File No. 33-61131:

     12   Statement re Computation of Ratios

     The Company is filing Financial Data Schedules.

                            SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 1997 to be signed on its behalf by the undersigned thereunto duly authorized.


                           THE NARRAGANSETT ELECTRIC COMPANY


                           s/Howard W. McDowell


                           Howard W. McDowell
                           Controller, Authorized Officer, and
                           Principal Accounting Officer



Date: May 13, 1997