Form 10-Q
period 1997-06-30
NARRAGANSETT ELECTRIC CO
filed 1997-07-31
CIK 69659

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549

                            FORM 10-Q

  (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1997

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

                       Yes (X)      No ( )


Common stock, par value $50 per share, authorized and outstanding: 1,132,487 shares at June 30, 1997.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------

                        THE NARRAGANSETT ELECTRIC COMPANY
                               Statements of Income
                              Periods Ended June 30
                                   (Unaudited)
                                                 Quarter                 Six Months
                                                --------                 ----------
                                            1997      1996      1997       1996
                                            ----      ----      ----       ----
                                                          (In Thousands)
Operating revenue                         $119,894  $116,470  $251,360   $243,755
                                          --------  --------  --------   --------
Operating expenses:
  Fuel for generation and purchased electric
   energy (principally from New England
   Power Company, an affiliate)             72,271    68,779   149,444    142,468
  Other operation                           17,477    18,156    35,303     35,259
  Maintenance                                3,032     2,967     5,747      6,954
  Depreciation                               5,599     7,220    11,703     14,357
  Taxes, other than federal income taxes     9,205     9,972    19,473     20,053
  Federal income taxes                       2,491     1,131     6,468      4,133
                                          --------  --------  --------   --------
       Total operating expenses            110,075   108,225   228,138    223,224
                                          --------  --------  --------   --------
       Operating income                      9,819     8,245    23,222     20,531

Other income:
  Other income (expense), net                 (127)     (125)   (1,183)    (1,234)
                                          --------  --------  --------   --------
       Operating and other income            9,692     8,120    22,039     19,297
                                          --------  --------  --------   --------

Interest:
  Interest on long-term debt                 4,190     4,304     8,495      8,596
  Other interest                               431       830       824      1,514
  Allowance for borrowed funds used during
   construction - credit                       (14)     (131)      (58)      (220)
                                          --------  --------  --------   --------
       Total interest                        4,607     5,003     9,261      9,890
                                          --------  --------  --------   --------

       Net income                         $  5,085  $  3,117  $ 12,778   $  9,407
                                          ========  ========  ========   ========


                         Statements of Retained Earnings

Retained earnings at beginning of period  $123,738  $111,716  $119,978   $108,227
Net income                                   5,085     3,117    12,778      9,407
Dividends declared on cumulative
  preferred stock                             (536)     (536)   (1,072)    (1,072)
Dividends declared on common stock          (5,663)   (3,114)   (9,060)    (5,379)
                                          --------  --------  --------   --------
Retained earnings at end of period        $122,624  $111,183  $122,624   $111,183
                                          ========  ========  ========   ========

    The accompanying notes are an integral part of these financial statements.

   Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.


                THE NARRAGANSETT ELECTRIC COMPANY
                       Statements of Income
                   Twelve Months Ended June 30
                           (Unaudited)
                                                    1997                  1996
                                                    ----                  ----
                                                        (In Thousands)
Operating revenue                                $511,190            $501,422
                                                                               --------            --------
Operating expenses:
                                               Fuel for generation and purchased electric
                                                         energy (principally from New England
                                                         Power Company, an affiliate)               304,036             291,225
                                               Other operation         71,669                        74,535
                                               Maintenance             11,802                        13,076
                                               Depreciation            25,245                        30,877
                                               Taxes, other than federal income taxes                37,950              37,794
                                               Federal income taxes              14,286              10,905
                                                                               --------            --------
                                                                   Total operating expenses         464,988             458,412
                                                                               --------            --------
                                                                   Operating income                  46,202              43,010

Other income:
                                               Allowance for equity funds used during
                                                construction                                           (322)
                                               Other income (expense), net         (681)               (960)
                                                                               --------            --------
                                                                   Operating and other income        45,521              41,728
                                                                               --------            --------

Interest:
                                               Interest on long-term debt        17,104              17,153
                                               Other interest           2,193                         3,515
                                               Allowance for borrowed funds used during
                                                construction - credit              (101)             (1,433)
                                                                               --------            --------
                                                                   Total interest                    19,196              19,235
                                                                               --------            --------

                                                                   Net income                      $ 26,325            $ 22,493
                                                                               ========            ========


                 Statements of Retained Earnings

Retained earnings at beginning of period         $111,183            $ 97,345
Net income                                         26,325              22,493
Dividends declared on cumulative preferred stock             (2,143)             (2,143)
Dividends declared on common stock                (12,741)             (6,512)
                                                                               --------            --------
Retained earnings at end of period               $122,624            $111,183
                                                                               ========            ========

The accompanying notes are an integral part of these financial statements.

Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.



                     THE NARRAGANSETT ELECTRIC COMPANY
                              Balance Sheets
                                (Unaudited)
                                                        June 30,                  December 31,
                                  ASSETS                 1997          1996
                                  ------                 ----          ----
                                                             (In Thousands)
Utility plant, at original cost                          $750,188     $742,481
 Less accumulated provisions for depreciation             193,273      187,690
                                                         --------     --------
                                                          556,915      554,791
Construction work in progress                               6,836        5,392
                                                         --------     --------
   Net utility plant                                      563,751      560,183
                                                         --------     --------
Current assets:
 Cash                                                       1,385        1,727
 Accounts receivable:
   From sales of electric energy                           50,351       54,426
   Other (including $1,296,000 and $1,253,000
    from affiliates)                                        2,684        3,415
     Less reserves for doubtful accounts                    5,884        5,149
                                                         --------     --------
                                                           47,151       52,692
 Unbilled revenues                                         16,200       15,300
 Fuel, materials and supplies, at average cost              4,208        4,300
 Prepaid and other current assets                          16,551       15,919
                                                         --------     --------
     Total current assets                                  85,495       89,938
                                                         --------     --------
Deferred charges and other assets                          54,672       56,881
                                                         --------     --------
                                                         $703,918     $707,002
                                                         ========     ========

                      CAPITALIZATION AND LIABILITIES
                      ------------------------------
Capitalization:
 Common stock, par value $50 per share,
   authorized and outstanding 1,132,487 shares           $ 56,624     $ 56,624
 Premiums on preferred stocks                                 170          170
 Other paid-in capital                                     80,000       80,000
 Retained earnings                                        122,624      119,978
                                                         --------     --------
     Total common equity                                  259,418      256,772
 Cumulative preferred stock                                36,500       36,500
 Long-term debt                                           173,574      178,517
                                                         --------     --------
     Total capitalization                                 469,492      471,789
                                                         --------     --------
Current liabilities:
 Long-term debt due in one year                            12,500       32,500
 Short-term debt (including $5,725,000 and
   $5,300,000 to affiliates)                               24,900       19,025
 Accounts payable (including $47,929,000 and
   $40,425,000 to affiliates)                              51,729       45,221
 Accrued liabilities:
   Taxes                                                    4,788        3,877
   Interest                                                 4,919        5,677
   Other accrued expenses                                  18,521       11,949
 Customer deposits                                          5,783        5,638
 Dividends payable                                          6,198        2,801
                                                         --------     --------
     Total current liabilities                            129,338      126,688
                                                         --------     --------
Deferred federal income taxes                              81,191       81,880
Unamortized investment tax credits                          7,270        7,517
Other reserves and deferred credits                        16,627       19,128
                                                         --------     --------
                                                         $703,918     $707,002

                                                         ========     ========

The accompanying notes are an integral part of these financial statements.

                     THE NARRAGANSETT ELECTRIC COMPANY
                         Statements of Cash Flows
                         Six Months Ended June 30
                                (Unaudited)
                                                         1997          1996
                                                         ----          ----
                                                             (In Thousands)
Operating Activities:
   Net income                                           $  12,778     $  9,407
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation                                            11,703       14,357
   Deferred federal income taxes and
     investment tax credits, net                           (1,259)         165
   Allowance for funds used during construction               (58)        (220)
   Decrease (increase) in accounts receivable, net
     and unbilled revenues                                  4,641       11,135
   Decrease (increase) in fuel, materials, and supplies        92          162
   Decrease (increase) in prepaid and other current assets   (632)      (1,107)
   Increase (decrease) in accounts payable                  6,508        2,661
   Increase (decrease) in other current liabilities         6,870          459
   Other, net                                                 260          500
                                                         --------     --------
      Net cash provided by operating activities          $ 40,903     $ 37,519
                                                         --------     --------

Investing Activities:
   Plant expenditures, excluding allowance for
     funds used during construction                      $(15,239)    $(29,196)
   Other investing activities                                (146)
                                                         --------     --------
      Net cash used in investing activities              $(15,385)              $(29,196)
                                                         --------     --------

Financing Activities:
   Dividends paid on common stock                        $ (5,663)    $ (2,831)
   Dividends paid on preferred stock                       (1,072)      (1,072)
   Long-term debt - issues                                               2,000
   Long-term debt - retirements                           (25,000)      (2,000)
   Changes in short-term debt                               5,875       (5,300)
   Premium on reacquisition of long-term debt                             (260)
                                                         --------     --------
      Net cash provided by (used in) financing activities$(25,860)    $ (9,463)
                                                         --------     --------

Net increase (decrease) in cash and cash equivalents     $   (342)    $ (1,140)

Cash and cash equivalents at beginning of period            1,727        1,999
                                                         --------     --------
Cash and cash equivalents at end of period               $  1,385     $    859
                                                         ========     ========


The accompanying notes are an integral part of these financial statements.

Note A - Hazardous Waste
------------------------

    The Federal Comprehensive Environmental Response, Compensation and Liability Act, more commonly known as the "Superfund" law, imposes strict, joint and several liability, regardless of fault, for remediation of property contaminated with hazardous substances.

    The electric utility industry typically utilizes and/or generates in its operations a range of potentially hazardous products and by-products. The Company is a wholly-owned retail subsidiary of New England Electric System (NEES). NEES subsidiaries have an internal environmental audit program and an external waste disposal vendor audit and qualification program intended to enhance compliance with federal, state, and local requirements regarding the handling of potentially hazardous products and by-products.

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

    Predicting the potential costs to investigate and remediate hazardous waste sites continues to be difficult. There are also significant uncertainties as to the portion, if any, of the investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by the Company. A preliminary review by a consultant hired by the NEES companies of the potential cost of investigating and, if necessary, remediating Rhode Island manufactured gas sites resulted in costs per site ranging from less than $1 million to $11 million. An informal survey of other utilities conducted on behalf of NEES and its subsidiaries indicated costs in a similar range. The NEES companies have received recovery amounts from certain insurers, and, where appropriate, the Company intends to seek recovery from other insurers and from other PRPs, but it is uncertain whether,

------------------------

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

Note B
------

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

    Item 2. Management's Discussion and Analysis of Financial
    ---------------------------------------------------------
               Condition and Results of Operations
               -----------------------------------

     This section contains management's assessment of The Narragansett Electric Company's (the Company) (a wholly-owned retail subsidiary of New England Electric System (NEES)) financial condition and the principal factors having an impact on the results of operations. This discussion should be read in conjunction with the Company's financial statements and footnotes and the 1996 Annual Report on Form 10-K.

Earnings
--------

     Net income for the second quarter and first six months of 1997 increased $2.0 million and $3.4 million, respectively, from the corresponding periods in 1996. These increases reflect an $11 million increase in base distribution rates that became effective on January 1, 1997.

Industry Restructuring
----------------------

     For a full discussion of industry restructuring activities in Massachusetts, Rhode Island and New Hampshire, see "Industry
Restructuring" in the Company's Form 10-K for 1996.

Industry Restructuring Update

     As previously reported, the Rhode Island statute and related settlement covering customer choice and electric utility restructuring provide for full recovery of the costs of generating assets and oil and gas related assets (including regulatory assets) not recoverable through the divestiture of New England Power Company's (NEP) (a wholly-owned wholesale subsidiary of NEES) and the Company's generating business. A Rhode Island settlement reached in May 1997 among the Company, NEP, the Rhode Island Public Utilities Commission (RIPUC) and the Rhode Island Division of Public Utilities and Carriers to implement the stranded cost recovery provisions of the Utility Restructuring Act of 1996 is pending before the FERC. FERC action is expected later in 1997.

     The NEES companies have reached an agreement with all three of its unions regarding benefits and other assistance including early retirement and severance programs, to union employees that are affected by the restructuring of the electric utility industry and the NEES companies divestiture of its generation business. The

NEES companies have also announced similar early retirement and severance programs for management employees. The NEES companies anticipate that industry restructuring and divestiture will lead to workforce reductions. The expected cost of such programs will be substantially recovered from the proceeds of the sale of the generating business.

     In July 1997, the Governor of Rhode Island signed in to law bills further implementing utility restructuring in Rhode Island. The Securitization Act establishes a framework at the RIPUC for utilities to seek approval for the issuance of bonds secured by customers obligations to pay stranded cost charges. The 1997 Amendments to the Utility Restructuring Act modify the law so that utilities will not have to transfer their transmission assets to another company and make other technical amendments.

Accounting Implications

     Historically, electric utility rates have been based on a utility's costs. As a result, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises in general. Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (FAS 71), requires regulated entities, in appropriate circumstances, to establish regulatory assets, and thereby defer the income statement impact of certain costs expected to be recovered in future rates. At December 31, 1996, the Company had approximately $44 million in net regulatory assets in compliance with FAS 71. The Company believes that the continuing rate-making policies and practices of the RIPUC and the terms of the Rhode Island statute will enable the Company to recover both its specific costs of providing ongoing distribution services and stranded costs billed to it by NEP. The Company believes that these factors will allow it to continue to apply FAS 71. However, despite the progress made to date, it is possible that the final restructuring plans ultimately ordered by regulatory bodies would not reflect full recovery of stranded costs, including a fair return on those costs as they are being recovered. In the event that future circumstances should cause the application of FAS 71 to be discontinued, a noncash write-off of previously established regulatory assets would be required.

Year 2000 Computer Issues
-------------------------

     In the next two-and-one-half years, most large companies will face a potentially serious information systems (computer) problem because most software application and operational programs written in the past will not properly recognize calendar dates beginning in the year 2000. This could force computers to either shut down or lead to incorrect calculations. The NEES companies began the process of identifying the changes required to their computer programs and hardware during 1996. The necessary modifications to the NEES companies' centralized financial, customer, and operational information systems are expected to be completed by the end of 1998. The NEES companies believe they will incur approximately $20 million of costs between now and January 1, 2000, associated with making the necessary modifications identified to date to the centralized systems. Noncentralized systems are currently being reviewed for Year 2000 problems. The NEES companies are unable to predict the costs to be incurred for correction of such noncentralized systems, but expect the scope and schedule for such work to be less complex than for its centralized information systems.

Operating Revenue
-----------------

     The following table summarizes the changes in operating revenue:

             Increase (Decrease) in Operating Revenue
                                     Second Quarter       Six Months
                                     --------------      ------------
                                      1997 vs 1996      1997 vs 1996
                                     -------------      ------------
                                              (In Millions)
Sales to ultimate customers                      -               $(2)
Rate changes                                   $ 3                 6
Fuel recovery                                    1                 4
Demand Side Management (DSM)                    (1)                -
                                               ---               ---
                                               $ 3               $ 8
                                               ===               ===

     The increase in revenues due to rate changes reflects an $11 million increase in base rates, approved by the RIPUC, effective
January 1, 1997 in accordance with the Utility Restructuring Act of
1996.

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

Operating Expenses
------------------

     The following table summarizes the changes in operating expenses which are discussed below:

            Increase (Decrease) in Operating Expenses
                                          Second Quarter  Six Months
                                          -------------- ------------
                                           1997 vs 1996   1997 vs 1996
                                          -------------- ------------
                                                  (In Millions)
Fuel for generation and
 purchased electric energy:
   Fuel                                             $ 1          $ 4
   Integrated facilities
    credit from NEP                                   2            3
   Purchases and demand charges
    and other                                         1            -
Other operation and maintenance:
   DSM                                               (1)          (1)
Depreciation                                         (2)          (3)
Taxes                                                 1            2
                                                    ---          ---
                                                    $ 2          $ 5
                                                    ===          ===

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

Utility Plant Expenditures and Financings
-----------------------------------------

    Cash expenditures for utility plant totaled $15 million in the first six months of 1997. The funds necessary for utility plant expenditures were primarily provided by net cash from operating activities, after the payment of dividends. The Company plans to issue $10 million of long-term debt in 1997.

    At June 30, 1997, the Company had $25 million of short-term debt outstanding of which $19 million represents commercial paper borrowings. The Company currently has lines of credit with banks totaling $41 million. There were no outstanding borrowings under these lines of credit at June 30, 1997.

  For the twelve-month period ending June 30, 1997, the ratio of earnings to fixed charges was 3.06.

                   PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------

  Information concerning the restructuring dockets before the Federal Energy Regulatory Commission, discussed in Part I of this report in Management's Discussion and Analysis of Financial Condition and Results of Operations, is incorporated herein by reference and made a part hereof.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

  The Company is filing the following revised exhibit for incorporation by reference into its registration statement on Form S-3, Commission file No. 33-61131.

  12     Statement re computation of ratios

  The Company is filing Financial Data Schedules.

  The Company filed a report on Form 8-K dated July 14, 1997, containing Item 5, Other Events.

                            SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 1997 to be signed on its behalf by the undersigned thereunto duly authorized.


                           THE NARRAGANSETT ELECTRIC COMPANY


                           s/Howard W. McDowell


                           Howard W. McDowell
                           Controller, Authorized Officer, and
                           Principal Accounting Officer



Date:  July 31, 1997