Form 10-Q
period 1997-09-30
NARRAGANSETT ELECTRIC CO
filed 1997-11-13
CIK 69659

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549

                            FORM 10-Q

  (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1997

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

                       Yes (X)      No ( )


Common stock, par value $50 per share, authorized and outstanding: 1,132,487 shares at September 30, 1997.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------

                        THE NARRAGANSETT ELECTRIC COMPANY
                               Statements of Income
                            Periods Ended September 30
                                   (Unaudited)
                                                 Quarter                  Nine Months
                                                 -------                  -----------
                                            1997      1996      1997       1996
                                            ----      ----      ----       ----
                                                          (In Thousands)
Operating revenue                         $141,980  $140,481  $393,340   $384,236
                                          --------  --------  --------   --------
Operating expenses:
  Fuel for generation and purchased electric
   energy, (principally from New England
   Power Company, an affiliate)             85,460    83,693   234,904    226,161
  Other operation                           17,648    18,577    52,951     53,836
  Maintenance                                3,375     3,062     9,122     10,016
  Depreciation                               5,891     7,350    17,594     21,707
  Taxes, other than federal income taxes    10,409    10,395    29,882     30,448
  Federal income taxes                       4,959     3,985    11,427      8,118
                                          --------  --------  --------   --------
       Total operating expenses            127,742   127,062   355,880    350,286
                                          --------  --------  --------   --------
       Operating income                     14,238    13,419    37,460     33,950

Other income:
  Other income (expense), net                  110      (143)   (1,073)    (1,377)
                                          --------  --------  --------   --------
       Operating and other income           14,348    13,276    36,387     32,573
                                          --------  --------  --------   --------

Interest:
  Interest on long-term debt                 3,806     4,303    12,301     12,899
  Other interest                               686       785     1,510      2,299
  Allowance for borrowed funds used during
   construction - credit                        (6)       19       (64)      (201)
                                          --------  --------  --------   --------
       Total interest                        4,486     5,107    13,747     14,997
                                          --------  --------  --------   --------

       Net income                         $  9,862  $  8,169  $ 22,640   $ 17,576
                                          ========  ========  ========   ========



                         Statements of Retained Earnings


Retained earnings at beginning of period  $122,624  $111,183  $119,978   $108,227
Net income                                   9,862     8,169    22,640     17,576
Dividends declared on cumulative
  preferred stock                             (535)     (536)   (1,607)    (1,608)
Dividends declared on common stock          (2,265)   (1,416)  (11,325)    (6,795)
                                          --------  --------  --------   --------
Retained earnings at end of period        $129,686  $117,400  $129,686   $117,400
                                          ========  ========  ========   ========

    The accompanying notes are an integral part of these financial statements.

   Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.

                THE NARRAGANSETT ELECTRIC COMPANY
                       Statements of Income
                 Twelve Months Ended September 30
                           (Unaudited)
                                                    1997                  1996
                                                    ----                  ----
                                                        (In Thousands)
Operating revenue                                $512,689            $502,686
                                                                               --------            --------
Operating expenses:
                                               Fuel for generation and purchased electric energy,
                                                (principally from New England Power Company,
                                                an affiliate)         305,803                       293,277
                                               Other operation         70,740                        72,085
                                               Maintenance             12,115                        13,500
                                               Depreciation            23,786                        30,178
                                               Taxes, other than federal income taxes                37,964              39,145
                                               Federal income taxes              15,260              10,771
                                                                               --------            --------
                                                                   Total operating expenses         465,668             458,956
                                                                               --------            --------
                                                                   Operating income                  47,021              43,730

Other income:
                                               Allowance for equity funds used
                                                during construction                                    (147)
                                               Other income (expense), net         (428)             (1,009)
                                                                               --------            --------
                                                                   Operating and other income        46,593              42,574
                                                                               --------            --------

Interest:
                                               Interest on long-term debt        16,607              17,214
                                               Other interest           2,094                         3,277
                                               Allowance for borrowed funds used during
                                                construction - credit              (126)               (640)
                                                                               --------            --------
                                                                   Total interest                    18,575              19,851
                                                                               --------            --------

                                                                   Net income                      $ 28,018            $ 22,723
                                                                               ========            ========


                 Statements of Retained Earnings

Retained earnings at beginning of period         $117,400            $104,182
Net income                                         28,018              22,723
Dividends declared on cumulative preferred stock             (2,142)             (2,144)
Dividends declared on common stock                (13,590)             (7,361)
                                                                               --------            --------
Retained earnings at end of period               $129,686            $117,400
                                                                               ========            ========

The accompanying notes are an integral part of these financial statements.

Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.

                     THE NARRAGANSETT ELECTRIC COMPANY
                              Balance Sheets
                                (Unaudited)
                                                      September 30,                December 31,
                                  ASSETS                 1997          1996
                                  ------                 ----          ----
                                                             (In Thousands)
Utility plant, at original cost                          $757,298     $742,481
 Less accumulated provisions for depreciation             195,178      187,690
                                                         --------     --------
                                                          562,120      554,791
Construction work in progress                               4,621        5,392
                                                         --------     --------
     Net utility plant                                    566,741      560,183
                                                         --------     --------
Current assets:
 Cash                                                       2,006        1,727
 Accounts receivable:
   From sales of electric energy                           51,227       54,426
   Other (including $1,431,000 and $1,253,000
    from affiliates)                                        2,422        3,415
     Less reserves for doubtful accounts                    5,535        5,149
                                                         --------     --------
                                                           48,114       52,692
 Unbilled revenues                                         15,938       15,300
 Fuel, materials and supplies, at average cost              4,117        4,300
 Prepaid and other current assets                          22,224       15,919
                                                         --------     --------
     Total current assets                                  92,399       89,938
                                                         --------     --------
Deferred charges and other assets                          54,574       56,881
                                                         --------     --------
                                                         $713,714     $707,002
                                                         ========     ========

                      CAPITALIZATION AND LIABILITIES
                      ------------------------------
Capitalization:
 Common stock, par value $50 per share,
   authorized and outstanding 1,132,487 shares           $ 56,624     $ 56,624
 Premiums on preferred stocks                                 170          170
 Other paid-in capital                                     80,000       80,000
 Retained earnings                                        129,686      119,978
 Unrealized gain on securities, net                            95
                                                         --------     --------
     Total common equity                                  266,575      256,772
 Cumulative preferred stock                                36,500       36,500
 Long-term debt                                           176,575      178,517
                                                         --------     --------
     Total capitalization                                 479,650      471,789
                                                         --------     --------
Current liabilities:
 Long-term debt due in one year                             5,000       32,500
 Short-term debt (including $4,725,000 and $5,300,000
   to affiliates)                                          31,400       19,025
 Accounts payable (including $53,953,000 and $40,425,000
   to affiliates)                                          59,056       45,221
Accrued liabilities:
 Taxes                                                                   4,914     3,877
 Interest                                                   2,936        5,677
 Other accrued expenses                                    16,084       11,949
Customer deposits                                           5,893        5,638
Dividends payable                                           2,801        2,801
                                                         --------     --------
     Total current liabilities                            128,084      126,688
                                                         --------     --------
Deferred federal income taxes                              83,061       81,880
Unamortized investment tax credits                          7,146        7,517
Other reserves and deferred credits                        15,773       19,128
                                                         --------     --------
                                                         $713,714     $707,002
                                                         ========     ========

The accompanying notes are an integral part of these financial statements.

                     THE NARRAGANSETT ELECTRIC COMPANY
                         Statements of Cash Flows
                      Nine Months Ended September 30
                                (Unaudited)
                                                         1997          1996
                                                         ----          ----
                                                             (In Thousands)
Operating Activities:
   Net income                                            $ 22,640     $ 17,576
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation                                            17,594       21,707
   Deferred federal income taxes and investment
     tax credit, net                                          209        2,409
   Allowance for funds used during construction               (64)        (201)
   Decrease (increase) in accounts receivable, net
     and unbilled revenues                                  3,940        1,631
   Decrease (increase) in fuel, materials, and supplies       183        1,180
   Decrease (increase) in prepaid and other current assets (6,305)      (6,706)
   Increase (decrease) in accounts payable                 13,835       11,992
   Increase (decrease) in other current liabilities         2,686       (3,298)
   Other, net                                                 137          834
                                                         --------     --------
      Net cash provided by operating activities          $ 54,855     $ 47,124
                                                         --------     --------

Investing Activities:
   Plant expenditures, excluding allowance for
     funds used during construction                      $(24,248)    $(42,114)
   Other investing activities                                (271)         (98)
                                                         --------     --------
      Net cash used in investing activities              $(24,519)    $(42,212)
                                                         --------     --------

Financing Activities:
   Dividends paid on common stock                        $(11,325)    $ (5,946)
   Dividends paid on preferred stock                       (1,607)      (1,608)
   Long-term debt - issues                                  3,000        2,000
   Long-term debt - retirements                           (32,500)      (2,000)
   Changes in short-term debt                              12,375        2,250
   Premium on reacquisition of long-term debt                             (260)
                                                         --------     --------
      Net cash used in financing activities              $(30,057)    $ (5,564)
                                                         --------     --------

Net increase (decrease) in cash and cash equivalents     $    279     $   (652)

Cash and cash equivalents at beginning of period            1,727        1,999
                                                         --------     --------
Cash and cash equivalents at end of period               $  2,006     $  1,347
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

    The electric utility industry typically utilizes and/or generates in its operations a range of potentially hazardous products and by-products. The Narragansett Electric Company (the Company) is a wholly-owned distribution subsidiary of New England Electric System (NEES). NEES subsidiaries have an internal environmental audit program and an external waste disposal vendor audit and qualification program intended to enhance compliance with federal, state, and local requirements regarding the handling of potentially hazardous products and by-products.

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

    Predicting the potential costs to investigate and remediate hazardous waste sites continues to be difficult. There are also significant uncertainties as to the portion, if any, of the investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by the Company. A preliminary review by a consultant hired by the NEES companies of the potential cost of investigating and, if necessary, remediating Rhode Island manufactured gas sites resulted in costs per site ranging from less than $1 million to $11 million. An informal survey of other utilities conducted on behalf of NEES and its subsidiaries indicated costs in a similar range. The NEES companies have recovered amounts from certain insurers, and, where appropriate, the Company is seeking or intends to seek recovery from other insurers and from other PRPs, but it is uncertain

----------------------

whether, and to what extent, such efforts will be successful. The Company believes that hazardous waste liabilities for all sites of which it is aware are not material to its financial position.

    In October 1996, the American Institute of Certified Public
Accountants issued new accounting rules for Environmental
Remediation Liabilities which became effective in 1997. These new rules do not have a material effect on the Company's financial position or results of operations.

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

    Item 2. Management's Discussion and Analysis of Financial
    ---------------------------------------------------------
               Condition and Results of Operations
               -----------------------------------

     This section contains management's assessment of The Narragansett Electric Company's (the Company) (a wholly-owned distribution subsidiary of New England Electric System (NEES)) financial condition and the principal factors having an impact on the results of operations. This discussion should be read in conjunction with the Company's financial statements and footnotes and the 1996 Annual Report on Form 10-K.

Earnings
--------

     Net income for the third quarter and first nine months of 1997 increased $2 million and $5 million, respectively, from the corresponding periods in 1996. These increases primarily reflect an $11 million increase in base distribution rates that became effective on January 1, 1997.

Industry Restructuring
----------------------

     For a full discussion of industry restructuring activities in Massachusetts, Rhode Island and New Hampshire, see "Industry
Restructuring" in the Company's Form 10-K for 1996.

Industry Restructuring Update

     As previously reported, the Rhode Island statute and related settlement covering customer choice and electric utility restructuring provide for full recovery of the costs of generating assets and oil and gas related assets (including regulatory assets) not recoverable through the divestiture of New England Power Company's (NEP) (a wholly-owned generation and transmission subsidiary of NEES) and the Company's generating business. A Rhode Island settlement reached in May 1997 among the Company, NEP, the Rhode Island Public Utilities Commission (RIPUC) and the Rhode Island Division of Public Utilities and Carriers to implement the stranded cost recovery provisions of the Utility Restructuring Act of 1996 is pending before the Federal Energy Regulatory Commission
(FERC). In July 1997, a FERC Administrative Law Judge certified the proposed settlement to the full FERC commission. FERC action is expected later in 1997.

     In July 1997, the Governor of Rhode Island signed into law bills further implementing utility restructuring in Rhode Island. The Securitization Act establishes a framework at the RIPUC for customers obligations to pay stranded cost charges. The 1997 Amendments to the Utility Restructuring Act modify the law so that utilities will not have to transfer their transmission assets to another company and make other technical amendments.

     On August 5, 1997, the Company and NEP (collectively, the "Sellers") reached an agreement to sell their nonnuclear generating business to USGen New England, Inc. (USGen), an indirect wholly-owned subsidiary of PG&E Corporation. The Sellers' nonnuclear generating business includes three fossil-fuel generating stations and 15 hydroelectric generating stations, totaling approximately 4,000 megawatts (MW) of capacity, with a book value $1.1 billion.

     USGen will pay the Sellers $1.59 billion in cash, of which $225 million will be contingent upon retail customers being able to choose their electric supplier. Specifically, if customers representing 89 percent of kilowatt-hour (kWh) sales of investor owned utilities in Massachusetts or 50 percent of kWh sales in New England have the ability to choose their electric supplier by January 1, 1999, the Sellers will be entitled to the full contingent amount. If such retail choice milestone is met after January 1, 1999, the contingent portion of the purchase price declines ratably by $75 million over the year 1999, and $50 million per year thereafter until the milestone is met. Payment of the contingent portion can be deferred for up to two years if retail choice is not the result of legislation. The Company will receive proceeds equal to net book value (approximately $41 million) of its 10 percent interest in the Manchester Street station.

     USGen will also reimburse the NEES companies for $85 million of costs associated with early retirement and special severance programs for employees affected by industry restructuring. USGen will purchase NEP's entitlement in approximately 1,100 MW of power procured under long-term contracts. NEP will make a monthly fixed contribution toward the above-market cost of the purchased power of between $12.5 million and $14.2 million per month from closing through January 2008. These amounts are recoverable under the terms of the Rhode Island settlement. USGen will be responsible for the balance of the costs under the purchased power contracts.

     USGen will assume responsibility for environmental conditions at the Sellers' generating stations. USGen will also assume NEP's obligations under long-term fuel and fuel transportation contracts and certain existing collective bargaining agreements.

     The sale is subject to approval by various state and federal regulatory agencies. The timing of such approval is uncertain; however, approval is unlikely before the spring of 1998. Closing is contingent upon all regulatory approvals being obtained by February 1999.

     Under Rhode Island's Utility Restructuring Act of 1996, the proceeds from the sale will be used to offset the stranded costs which the Company recovers from customers. The Company estimates that, upon completion of the sale, prices for its customers would decrease on average by approximately 15 percent below today's prices.

Workforce Reduction

     The NEES companies expect to implement substantial workforce reductions during 1998 as a result of industry restructuring and the sale of the generating business. The NEES companies have reached an agreement with all three of their unions regarding benefits and other assistance including early retirement and severance programs, to union employees that are affected by these events. The NEES companies have also announced similar early retirement and severance programs for management employees. The costs of such programs are expected to be substantially recovered from the proceeds of the sale of the generating business.

Risk Factors

     This Form 10-Q contains statements that may be considered forward looking statements as defined under the securities laws. Actual results may differ materially. As disclosed in the Company's Form 10-K for the year ended 1996, there are several risk factors which could affect actual results. While the NEES companies believe that the sale agreement with USGen and other developments constitute substantial progress in resolving the uncertainty regarding the impact from industry restructuring, significant risks remain. These include, but are not limited to:
(i) the potential that ultimately the Rhode Island settlement will not be implemented in the manner anticipated by NEES, and (ii) the possibility of state or federal legislation that would increase the risks above those contained in the settlement and statute. The major risk factors affecting the Company relate to the possibility of adverse regulatory or judicial decisions or legislation which limit the level of revenues the Company is allowed to charge for its services or affect the costs the Company incurs.

Accounting Implications

     Historically, electric utility rates have been based on a utility's costs. As a result, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises in general. Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (FAS 71), requires regulated entities, in appropriate circumstances, to establish regulatory assets, and thereby defer the income statement impact of certain costs expected to be recovered in future rates. At December 31, 1996, the Company had approximately $44 million in net regulatory assets in compliance with FAS 71. The Company believes that the continuing rate-making policies and practices of the RIPUC and the terms of the Rhode Island statute will enable the Company to recover both its specific costs of providing ongoing distribution services and stranded costs billed to it by NEP. The Company believes that these factors will allow it to continue to apply FAS 71. However, despite the progress made to date, it is possible that the final restructuring plans ultimately ordered by regulatory bodies would not reflect full recovery of stranded costs, including a fair return on those costs as they are being recovered. In addition, it is possible that future methods of setting performance-based distribution rates may not be considered cost-based as required by FAS 71. In the event that future circumstances should cause the application of FAS 71 to be discontinued, a noncash write-off of previously established regulatory assets would be required.

Year 2000 Computer Issues
-------------------------

     In the next two years, most large companies will face a potentially serious information systems (computer) problem because most software application and operational programs written in the past will not properly recognize calendar dates beginning in the year 2000. This could force computers to either shut down or lead to incorrect calculations. The NEES companies began the process of identifying the changes required to their computer programs and hardware during 1996. The necessary modifications to the NEES companies' centralized financial, customer, and operational information systems are expected to be completed by the end of 1998. The NEES companies believe they will incur approximately $20 million of costs associated with making the necessary modifications identified to date to the centralized systems. Substantially all of these costs are expected to be incurred prior to December 31, 1998. Noncentralized systems are currently being reviewed for Year 2000 problems. The NEES companies are unable to predict the costs to be incurred for correction of such noncentralized systems, but expect the scope and schedule for such work to be less complex than for its centralized information systems.

Operating Revenue
-----------------

     The following table summarizes the changes in operating revenue:

             Increase (Decrease) in Operating Revenue

                                     Third Quarter        Nine Months
                                     -------------      ------------
                                      1997 vs 1996      1997 vs 1996
                                     -------------      ------------
                                              (In Millions)

Deliveries to ultimate customers               $ 1               $ -
Purchased Power Cost Adjustment
 mechanism (PPCA)                               (2)               (2)
Rate changes                                     2                 8
Fuel recovery                                    1                 5
Demand Side Management (DSM)                    (1)               (2)
                                               ---               ---
                                               $ 1               $ 9
                                               ===               ===

     The Company's rates contain a fuel clause and a PPCA provision. These mechanisms are designed to allow the Company to pass on to its customers charges in purchased energy costs.

     The increase in revenues due to rate changes reflects an $11 million increase in base rates, approved by the RIPUC, effective
January 1, 1997 in accordance with the Utility Restructuring Act of
1996.

     The increase in fuel recovery revenues is due to increased replacement power fuel purchases by NEP due to reduced generation by partially owned nuclear units. These costs are passed on to the Company through NEP's fuel clause. The Company, in turn, passes these costs on to its customers.

Operating Expenses
------------------

     The following table summarizes the changes in operating expenses which are discussed below:

            Increase (Decrease) in Operating Expenses

                                          Third Quarter   Nine Months
                                          -------------   ------------
                                           1997 vs 1996   1997 vs 1996
                                          -------------   ------------
                                                  (In Millions)
Fuel for generation and
 purchased electric energy:
   Fuel                                             $ 1            $ 5
   Integrated facilities
    credit from NEP                                   2              5
   Purchases and demand charges
    and other                                        (1)            (1)
Other operation and maintenance:
   DSM                                               (1)            (2)
Depreciation                                         (1)            (4)
Taxes                                                 1              3
                                                    ---            ---
                                                    $ 1            $ 6
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

Utility Plant Expenditures and Financings
-----------------------------------------

    Cash expenditures for utility plant totaled $24 million in the first nine months of 1997. The funds necessary for utility plant expenditures were provided by net cash from operating activities, after the payment of dividends. For the first nine months of 1997, the Company issued $3 million of long-term debt. On October 3, 1997, the Company issued $7 million of long-term debt.

    On November 7, 1997, NEES commenced cash tender offers for any and all outstanding shares of the Company's preferred stock, which totals approximately $36 million. Concurrently with the offer, the Company's Board of Directors is soliciting proxies for use at a special meeting of preferred shareholders. The special meeting is being held to consider amendments to the Company's Preferred Stock Provisions which would remove a limitation on the ability of the Company to issue unsecured debt without approval of preferred shareholders. The offer expires on December 12, 1997.

    At September 30, 1997, the Company had $31 million of short-term debt outstanding of which $27 million represents commercial paper borrowings. The Company currently has lines of credit with banks totaling $41 million. There were no outstanding borrowings under these lines of credit at September 30, 1997.

  For the twelve-month period ending September 30, 1997, the ratio of earnings to fixed charges was 3.26.

                   PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

   Information concerning restructuring dockets before the Federal Energy Regulatory Commission and other regulatory approvals sought for the sale of the Company's generation business, discussed in
Part I of this report in Management's Discussion and Analysis of Financial Conditions and Results of Operations, is incorporated herein by reference and made a part hereof.


Item 4.  Submission of Matters to a Vote of Security-Holders
-------------------------------------------------------------

   On September 19, 1997, a Special Meeting of Stockholders was held. The number of directors of the Company was increased from nine to eleven by unanimous vote of the 1,132,487 shares having general voting rights represented at the meeting.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

   Exhibit 2. The Company is filing as an exhibit a copy of the Asset Purchase Agreement by and among New England Power Company and the Company and USGen New England, Inc. (formerly USGen Acquisition Corporation) dated as of August 5, 1997. (Incorporated by reference to Exhibit 2 to New England Electric System's Form 10-Q for the period ended September 30, 1997, File No. 1-3446).

   The Company is filing the following revised exhibit for incorporation by reference into its registration statement on Form S-3, Commission file No. 33-61131.

   12     Statement re computation of ratios

   The Company is filing Financial Data Schedules.

   The Company filed reports on Form 8-K dated July 3, 1997 and
August 6, 1997, each containing Item 5, Other Events.

                            SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 1997 to be signed on its behalf by the undersigned thereunto duly authorized.


                           THE NARRAGANSETT ELECTRIC COMPANY


                           s/Howard W. McDowell


                           Howard W. McDowell
                           Controller, Authorized Officer, and
                           Principal Accounting Officer



Date:  November 13, 1997