Form 10-Q
period 1998-03-31
NARRAGANSETT ELECTRIC CO
filed 1998-05-13
CIK 69659

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549

                            FORM 10-Q

  (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1998

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

                       Yes (X)      No ( )


Common stock, par value $50 per share, authorized and outstanding: 1,132,487 shares at March 31, 1998.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------

                        THE NARRAGANSETT ELECTRIC COMPANY
                               Statements of Income
                              Periods Ended March 31
                                   (Unaudited)
                                                Three Months                           Twelve Months
                                                ------------                           -------------
                                            1998      1997      1998       1997
                                            ----      ----      ----       ----
                                                          (In Thousands)
Operating revenue                         $119,976  $131,466  $508,548   $507,766
                                          --------  --------  --------   --------
Operating expenses:
  Fuel for generation and purchased electric
   energy (principally from New England
   Power Company, an affiliate)             61,471    77,173   293,728    300,544
  Other operation                           19,700    17,826    76,249     72,348
  Maintenance                                2,896     2,715    12,628     11,737
  Depreciation                               5,961     6,104    22,814     26,866
  Taxes, other than federal income taxes    10,259    10,268    39,357     38,717
  Federal income taxes                       4,884     3,977    15,154     12,926
                                          --------  --------  --------   --------
       Total operating expenses            105,171   118,063   459,930    463,138
                                          --------  --------  --------   --------
Operating income                            14,805    13,403    48,618     44,628

Other income:
  Other income (expense) - net                (989)   (1,056)     (683)      (679)
                                          --------  --------  --------   --------
       Operating and other income           13,816    12,347    47,935     43,949
                                          --------  --------  --------   --------

Interest:
  Interest on long-term debt                 3,831     4,305    15,705     17,218
  Other interest                               618       393     2,700      2,592
  Allowance for borrowed funds used during
   construction - credit                       (32)      (44)     (108)      (218)
                                          --------  --------  --------   --------
       Total interest                        4,417     4,654    18,297     19,592
                                          --------  --------  --------   --------

Net income                                 $ 9,399  $  7,693  $ 29,638   $ 24,357
                                          ========  ========  ========   ========


                         Statements of Retained Earnings

Retained earnings at beginning of period  $129,567  $119,978  $123,738   $111,716
Net income                                   9,399     7,693    29,638     24,357
Dividends declared on cumulative
  preferred stock                             (190)     (536)   (1,609)    (2,143)
Dividends declared on common stock         (28,879)   (3,397)  (40,204)   (10,192)
Premium on redemption of preferred stock         -         -    (1,666)         -
                                          --------  --------  --------   --------
Retained earnings at end of period        $109,897  $123,738  $109,897   $123,738
                                          ========  ========  ========   ========

    The accompanying notes are an integral part of these financial statements.

   Per share data is not relevant because the Company's common stock is wholly-
                      owned by New England Electric System.

                     THE NARRAGANSETT ELECTRIC COMPANY
                              Balance Sheets
                                (Unaudited)
                                                        March 31,                  December 31,
                                  ASSETS                 1998          1997
                                  ------                 ----          ----
                                                             (In Thousands)
Utility plant, at original cost                          $767,603     $760,923
 Less accumulated provisions for depreciation             201,489      198,551
                                                         --------     --------
                                                          566,114      562,372
Construction work in progress                               1,208        5,739
                                                         --------     --------
   Net utility plant                                      567,322      568,111
                                                         --------     --------
Current assets:
 Cash                                                       2,931        3,122
 Accounts receivable:
   From sales of electric energy                           51,169       54,109
   Other (including $1,834,000 and $1,112,000 from affiliates)           4,094     2,571
     Less reserves for doubtful accounts                    4,755        4,707
                                                         --------     --------
                                                           50,508       51,973
 Unbilled revenues                                         14,997       15,997
 Fuel, materials, and supplies, at average cost             4,510        4,165
 Prepaid and other current assets                          13,421       14,202
                                                         --------     --------
     Total current assets                                  86,367       89,459
                                                         --------     --------
Deferred charges and other assets                          55,616       55,285
                                                         --------     --------
                                                         $709,305     $712,855
                                                         ========     ========
                      CAPITALIZATION AND LIABILITIES
                      ------------------------------
Capitalization:
 Common stock, par value $50 per share,
   authorized and outstanding 1,132,487 shares           $ 56,624     $ 56,624
 Premiums on preferred stocks                                  36           36
 Other paid-in capital                                    105,500      105,500
 Retained earnings                                        109,897      129,567
 Unrealized gain on securities, net                           164          112
                                                         --------     --------
     Total common equity                                  272,221      291,839
 Cumulative preferred stock                                12,774       12,800
 Long-term debt                                           183,567      183,545
                                                         --------     --------
     Total capitalization                                 468,562      488,184
                                                         --------     --------
Current liabilities:
 Long-term debt due in one year                                 -        5,000
 Short-term debt (including $725,000 and $4,425,000
   to affiliates)                                          12,425       16,350
 Accounts payable (including $52,584,000 and $50,751,000
   to affiliates)                                          57,106       56,048
 Accrued liabilities:
   Taxes                                                    6,230        4,314
   Interest                                                 3,135        4,810
   Other accrued expenses                                  16,243       21,519
 Customer deposits                                          6,021        5,982
 Dividends payable                                         29,068        3,587
                                                         --------     --------
     Total current liabilities                            130,228      117,610
                                                         --------     --------
Deferred federal income taxes                              86,547       82,871
Unamortized investment tax credits                          6,900        7,023
Other reserves and deferred credits                        17,068       17,167
                                                         --------     --------
                                                         $709,305     $712,855
                                                         ========     ========
The accompanying notes are an integral part of these financial statements.

                     THE NARRAGANSETT ELECTRIC COMPANY
                         Statements of Cash Flows
                          Quarters Ended March 31
                                (Unaudited)
                                                         1998          1997
                                                         ----          ----
                                                             (In Thousands)
Operating activities:
   Net income                                            $  9,399     $  7,693
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation                                             5,961        6,104
   Deferred federal income taxes and investment tax credit, net          3,416      (996)
   Allowance for funds used during construction               (32)         (44)
   Decrease (increase) in accounts receivable, net
     and unbilled revenue                                   2,465        2,197
   Decrease (increase) in fuel, materials, and supplies      (345)        (123)
   Decrease (increase) in prepaid and other current assets    781         (145)
   Increase (decrease) in accounts payable                  1,058          570
   Increase (decrease) in other current liabilities        (4,996)       8,770
   Other, net                                                (105)      (2,327)
                                                         --------     --------
      Net cash provided by operating activities          $ 17,602     $ 21,699
                                                         --------     --------

Investing activities:
   Plant expenditures, excluding allowance for
     funds used during construction                      $ (5,175)    $ (6,990)
   Other investing activities                                 (80)        (127)
                                                         --------     --------
      Net cash used in investing activities              $ (5,255)    $ (7,117)
                                                         --------     --------

Financing activities:
   Dividends paid on common stock                        $ (3,397)    $ (2,265)
   Dividends paid on preferred stock                         (190)        (536)
   Long-term debt - retirements                            (5,000)           -
   Preferred stock - redemption                               (26)           -
   Changes in short-term debt                              (3,925)     (12,250)
                                                         --------     --------
      Net cash provided by (used in)
       financing activities                              $(12,538)    $(15,051)
                                                         --------     --------

Net increase (decrease) in cash and cash equivalents     $   (191)    $   (469)

Cash and cash equivalents at beginning of period            3,122        1,727
                                                         --------     --------
Cash and cash equivalents at end of period               $  2,931     $  1,258
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

   The electric utility industry typically utilizes and/or generates in its operations a range of potentially hazardous products and by-products. The Narragansett Electric Company (the Company) currently has in place an internal environmental audit program and an external waste disposal vendor audit and qualification program intended to enhance compliance with existing federal, state, and local requirements regarding the handling of potentially hazardous products and by-products.

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

   Predicting the potential costs to investigate and remediate hazardous waste sites continues to be difficult. There are also significant uncertainties as to the portion, if any, of the investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by the Company. A preliminary review by a consultant hired by the New England Electric System (NEES) companies of the potential cost of investigating and, if necessary, remediating Rhode Island manufactured gas sites resulted in costs per site ranging from less than $1 million to $11 million. An informal survey of other utilities conducted on behalf of NEES and its subsidiaries indicated costs in a similar range. The NEES companies have recovered amounts from certain insurers, and, where appropriate, the Company intends to seek recovery from other insurers and from other PRPs, but it is uncertain whether, and to what extent, such efforts will be successful. The Company believes that hazardous waste liabilities for all sites of which it is aware are not material to its financial position.


Note B - Comprehensive Income
-----------------------------

   In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (FAS 130). The statement establishes standards for reporting comprehensive income and its components. Comprehensive income for the period is equal to net income plus "other comprehensive income," which, for the Company, consists of the change in unrealized holding gains on available-for-sale securities during the period. Other comprehensive income was immaterial for the Company for the quarters ended March 31, 1998 and 1997, respectively.

Note C - New Accounting Standards
---------------------------------

   In 1997, the Financial Accounting Standards Board (FASB) released Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information (FAS 131), which goes into effect in 1998. FAS 131 requires the reporting in financial statements of certain new additional information about operating segments of a business. Application of FAS 131 is not required for interim reporting in the initial year of application. The Company is currently evaluating the impact that FAS 131 will have on its future reporting requirements.

  In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits (FAS 132) which revises disclosure requirements for pension and other postretirement benefits. The Company is currently evaluating the effects of FAS 132 on its reporting requirements and will adopt FAS 132 in its financial statements for the year ending December 31, 1998. The adoption of FAS 132 will have no impact on the Company's operating results, financial position, or cash flows.

Note D
------

    In the opinion of the Company, these statements reflect all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of its operations for the periods presented and should be considered in conjunction with the notes to the financial statements in the Company's 1997 Annual Report.

    Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations
-----------------------------------------------------------------

  This section contains management's assessment of The Narragansett Electric Company's (the Company) financial condition and the principal factors having an impact on the results of operations. This discussion should be read in conjunction with the Company's financial statements and footnotes and the 1997 Annual Report on Form 10-K.

Earnings
----------

  Net income for the first quarter of 1998 increased $1.7 million from the corresponding period in 1997. Contributing to this increase was a $7 million distribution rate increase that became effective on January 1, 1998, as well as a reduction in operating and maintenance expenses.

Industry Restructuring
----------------------

  For a full discussion of industry restructuring activities in Massachusetts, Rhode Island, and New Hampshire, stranded cost recovery, the New England Electric System (NEES) companies' proposed divestiture of its nonnuclear generating business, accounting implications of industry restructuring and divestiture,
workforce reductions,   and impact of industry restructuring on the
distribution business, see the "Industry Restructuring" section in the Company's Form 10-K for 1997 and the Company's 1997 Annual Report.

Risk Factors

  This report contains statements that may be considered forward looking statements as defined under the securities laws. Actual results may differ materially for the reasons discussed in the Company's Form 10-K for 1997 and the Company's 1997 Annual Report.

  While the Company believes that the Rhode Island Settlement and the sale agreement with USGen New England, Inc. (USGen) and other developments constitute substantial progress in reducing the impacts associated with industry restructuring, significant risks remain. These include, but are not limited to: (i) the potential that ultimately the Rhode Island Settlement will not be implemented in the manner anticipated by the Company, (ii) the possibility of federal legislation that would increase the risk to shareholders above those contained in the Rhode Island Settlement and statute, and (iii) the failure to complete the sale of the nonnuclear generating business to USGen. The major risk factors affecting the Company relate to the possibility of adverse regulatory or judicial decisions or legislation which limit the level of revenues the Company is allowed to charge for its services or affect the costs the Company incurs.

Year 2000 Computer Issues
-------------------------

  For a full discussion of the Company's Year 2000 computer issues, including a description of the modification process, timeline, and estimated total costs, refer to the "Financial Review" section of the Company's 1997 Annual Report, filed in conjunction with the Company's Form 10-K for 1997.


Operating Revenue
-----------------
  The following table summarizes the changes in operating revenue:
            Increase (Decrease) in Operating Revenue
                                               First Quarter
                                               -------------
                                               1998 vs 1997
                                               -------------
                                               (In millions)

Industry restructuring-related rate changes:
  Purchased power and transmission-related                   $(11)
  Distribution-related                                          2
PBOP rate decrease                                             (2)
                                                             ----
                                                             $(11)
                                                             ====
  Historically, the Company purchased all of its electrical requirements from New England Power Company (NEP), an affiliate of the Company, under the provisions of an all-requirements contract. In connection with an amendment to this contract, in January 1998 all of the Company's customers gained the right to choose their power supplier. NEP continues to supply power to the Company, at new lower rates, for customers who choose to continue to take power from the Company. These new rates include the recovery by NEP of its generation-related stranded costs. In connection with these changes, the revenues that the Company is billing to its customers related to NEP's costs, excluding transmission costs, are all subject to true-up mechanisms based on NEP's actual billings.
Prior to January 1998, the Company had a purchased power cost adjustment mechanism and a fuel clause mechanism, which allowed NEP's billings to be passed on to customers.

  In accordance with the Rhode Island Restructuring Act of 1996, a $7 million increase in distribution rates was implemented for the Company, effective January 1, 1998. The Company also implemented a rate decrease related to its lower level of postretirement benefits other than pensions (PBOPs) expenses being incurred and also made refunds in January 1998 of past overrecoveries of PBOP costs, for which reserves had previously been established.


Operating Expenses
------------------

The following table summarizes the changes in operating expenses:

            Increase (Decrease) in Operating Expenses

                                             First Quarter
                                             -------------
                                             1998 vs 1997
                                             -------------
                                             (In millions)

Fuel, purchased power and
 operation and maintenance:
  Fuel, purchased power, generation
   and transmission-related                                $(11)
  Other                                                      (3)
Taxes                                                         1
                                                           ----
                                                           $(13)
                                                           ====

  As noted above, effective January 1, 1998, NEP's billings to the Company were significantly changed in connection with the restructuring of the electric utility industry in Rhode Island.
Not only were NEP's rates reduced, but the transmission portion of NEP's costs are billed separately and are recorded in operation and maintenance expense instead of as a component of purchased power expense.

  The decrease in other operation and maintenance expense is primarily due to a reduction in the cost of PBOPs, for which refunds and a rate decrease were put into effect in the first quarter. The Company also experienced a reduction in bad-debt related expenses.

Utility Plant Expenditures and Financings
-----------------------------------------

  Plant expenditures for the first quarter of 1998 amounted to $5 million. The funds necessary for utility plant expenditures were provided by net cash from operating activities, after the payment of dividends.

  In the first three months of 1998, the Company retired $5 million of mortgage bonds and decreased its short-term debt outstanding by $4 million.

  At March 31, 1998, the Company had $12 million of short-term debt outstanding which represents commercial paper borrowings. The Company currently has lines of credit with banks totaling $31 million. There were no outstanding borrowings under these lines of credit at March 31, 1998.

  For the twelve-month period ending March 31, 1998, the ratio of earnings to fixed charges was 3.41.

                   PART II.  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security-Holders
-------------------------------------------------------------

   On March 11, 1998, a Special Meeting in lieu of Annual Meeting of Stockholders was held. The following actions were taken by the unanimous vote of the 1,132,487 shares having general voting rights represented at the meeting:

   The number of directors for the ensuing year was fixed at seven.

   The following were elected as directors:

   Richard W. Frost
   Cheryl A. LaFleur
   Robert L. McCabe
   Lawrence J. Reilly
   Michael F. Ryan
   Richard P. Sergel
   Ronald L. Thomas

   Coopers & Lybrand L.L.P. was appointed as auditor for 1998.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

   The Company is filing the following revised exhibit for incorporation by reference into its registration statement on Form S-3, Commission file No. 33-61131.

   12     Statement re computation of ratios

   The Company is filing Financial Data Schedules.

   The Company filed reports on Form 8-K dated December 31, 1997 and February 25, 1998, each containing Item 5, Other Events.

                            SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 1998 to be signed on its behalf by the undersigned thereunto duly authorized.


                           THE NARRAGANSETT ELECTRIC COMPANY


                           s/John G. Cochrane


                           John G. Cochrane
                           Treasurer, Authorized Officer, and
                           Principal Financial Officer



Date:  May 13, 1998