Form 10-Q
period 1998-06-30
NARRAGANSETT ELECTRIC CO
filed 1998-08-07
CIK 69659

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549

                            FORM 10-Q

  (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1998

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

                       Yes (X)      No ( )


Common stock, par value $50 per share, authorized and outstanding: 1,132,487 shares at June 30, 1998.

 PART I FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------

                        THE NARRAGANSETT ELECTRIC COMPANY
                               Statements of Income
                              Periods Ended June 30
                                   (Unaudited)
                                                 Quarter                 Six Months
                                                --------                 ----------
                                            1998      1997      1998       1997
                                            ----      ----      ----       ----
                                                          (In Thousands)
Operating revenue                         $117,295  $119,894  $237,271   $251,360
                                          --------  --------  --------   --------
Operating expenses:
  Fuel for generation and purchased electric
   energy (principally from New England
   Power Company, an affiliate)             60,776    72,271   122,247    149,444
  Other operation                           26,427    17,477    46,127     35,303
  Maintenance                                3,055     3,032     5,951      5,747
  Depreciation                               5,962     5,599    11,923     11,703
  Taxes, other than federal income taxes    10,143     9,205    20,402     19,473
  Federal income taxes                       2,167     2,491     7,051      6,468
                                          --------  --------  --------   --------
       Total operating expenses            108,530   110,075   213,701    228,138
                                          --------  --------  --------   --------
       Operating income                      8,765     9,819    23,570     23,222

Other income:
  Other income (expense), net                  255      (127)     (734)    (1,183)
                                          --------  --------  --------   --------
       Operating and other income            9,020     9,692    22,836     22,039
                                          --------  --------  --------   --------

Interest:
  Interest on long-term debt                 3,780     4,190     7,611      8,495
  Other interest                               933       431     1,551        824
  Allowance for borrowed funds used during
   construction - credit                       (28)      (14)      (60)       (58)
                                          --------  --------  --------   --------
       Total interest                        4,685     4,607     9,102      9,261
                                          --------  --------  --------   --------

       Net income                         $  4,335  $  5,085  $ 13,734   $ 12,778
                                          ========  ========  ========   ========


                         Statements of Retained Earnings

Retained earnings at beginning of period  $109,897  $123,738  $129,567   $119,978
Net income                                   4,335     5,085    13,734     12,778
Dividends declared on cumulative
  preferred stock                             (189)     (536)     (379)    (1,072)
Dividends declared on common stock          (8,493)   (5,663)  (37,372)    (9,060)
                                          --------  --------  --------   --------
Retained earnings at end of period        $105,550  $122,624  $105,550   $122,624
                                          ========  ========  ========   ========

    The accompanying notes are an integral part of these financial statements.

   Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.


                THE NARRAGANSETT ELECTRIC COMPANY
                       Statements of Income
                   Twelve Months Ended June 30
                           (Unaudited)
                                                    1998                  1997
                                                    ----                  ----
                                                        (In Thousands)
Operating revenue                                $505,949            $511,190
                                                                               --------            --------
Operating expenses:
                                               Fuel for generation and purchased electric
                                                         energy (principally from New England
                                                         Power Company, an affiliate)               282,233             304,036
                                               Other operation         85,199                        71,669
                                               Maintenance             12,651                        11,802
                                               Depreciation            23,177                        25,245
                                               Taxes, other than federal income taxes                40,295              37,950
                                               Federal income taxes              14,830              14,286
                                                                               --------            --------
                                                                   Total operating expenses         458,385             464,988
                                                                               --------            --------
                                                                   Operating income                  47,564              46,202

Other income:
                                               Other income (expense), net         (301)               (681)
                                                                               --------            --------
                                                                   Operating and other income        47,263              45,521
                                                                               --------            --------

Interest:
                                               Interest on long-term debt        15,295              17,104
                                               Other interest           3,202                         2,193
                                               Allowance for borrowed funds used during
                                                construction - credit              (122)               (101)
                                                                               --------            --------
                                                                   Total interest                    18,375              19,196
                                                                               --------            --------

                                                                   Net income                      $ 28,888            $ 26,325
                                                                               ========            ========


                 Statements of Retained Earnings

Retained earnings at beginning of period         $122,624            $111,183
Net income                                         28,888              26,325
Dividends declared on cumulative preferred stock             (1,262)             (2,143)
Dividends declared on common stock                (43,034)            (12,741)
Premium on redemption of preferred stock           (1,666)                  -
                                                                               --------            --------
Retained earnings at end of period               $105,550            $122,624
                                                                               ========            ========

The accompanying notes are an integral part of these financial statements.

Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.



                     THE NARRAGANSETT ELECTRIC COMPANY
                              Balance Sheets
                                (Unaudited)
                                                        June 30,                  December 31,
                                  ASSETS                 1998          1997
                                  ------                 ----          ----
                                                             (In Thousands)
Utility plant, at original cost                          $771,044     $760,923
 Less accumulated provisions for depreciation             206,466      198,551
                                                         --------     --------
                                                          564,578      562,372
Construction work in progress                               1,627        5,739
                                                         --------     --------
   Net utility plant                                      566,205      568,111
                                                         --------     --------
Current assets:
 Cash                                                       2,659        3,122
 Accounts receivable:
   From sales and deliveries of electric energy            49,691       54,109
   Other (including $2,286,000 and $1,112,000
    from affiliates)                                        4,281        2,571
     Less reserves for doubtful accounts                    5,144        4,707
                                                         --------     --------
                                                           48,828       51,973
 Unbilled revenues                                         18,387       15,997
 Fuel, materials and supplies, at average cost              4,604        4,165
 Prepaid and other current assets                          12,449       14,202
                                                         --------     --------
     Total current assets                                  86,927       89,459
                                                         --------     --------
Deferred charges and other assets                          55,099       55,285
                                                         --------     --------
                                                         $708,231     $712,855
                                                         ========     ========

                      CAPITALIZATION AND LIABILITIES
                      ------------------------------
Capitalization:
 Common stock, par value $50 per share,
   authorized and outstanding 1,132,487 shares           $ 56,624     $ 56,624
 Premiums on preferred stocks                                  36           36
 Other paid-in capital                                    105,680      105,500
 Retained earnings                                        105,550      129,567
 Unrealized gain on securities, net                           181          112
                                                         --------     --------
     Total common equity                                  268,071      291,839
 Cumulative preferred stock                                12,774       12,800
 Long-term debt                                           180,587      183,545
                                                         --------     --------
     Total capitalization                                 461,432      488,184
                                                         --------     --------
Current liabilities:
 Long-term debt due in one year                             3,000        5,000
 Short-term debt (including $11,950,000 and
   $4,425,000 to affiliates)                               39,000       16,350
 Accounts payable (including $49,553,000 and
   $50,751,000 to affiliates)                              55,630       56,048
 Accrued liabilities:
   Taxes                                                    1,321        4,314
   Interest                                                 4,703        4,810
   Other accrued expenses                                  17,286       21,519
 Customer deposits                                          6,113        5,982
 Dividends payable                                          8,683        3,587
                                                         --------     --------
     Total current liabilities                            135,736      117,610
                                                         --------     --------
Deferred federal income taxes                              87,028       82,871
Unamortized investment tax credits                          6,778        7,023
Other reserves and deferred credits                        17,257       17,167
                                                         --------     --------
                                                         $708,231     $712,855
                                                         ========     ========

The accompanying notes are an integral part of these financial statements.

                     THE NARRAGANSETT ELECTRIC COMPANY
                         Statements of Cash Flows
                         Six Months Ended June 30
                                (Unaudited)
                                                         1998          1997
                                                         ----          ----
                                                             (In Thousands)
Operating Activities:
   Net income                                            $ 13,734     $ 12,778
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation                                            11,923       11,703
   Deferred federal income taxes and
     investment tax credits, net                            3,672       (1,259)
   Allowance for funds used during construction               (60)         (58)
   Decrease (increase) in accounts receivable, net
     and unbilled revenues                                    755        4,641
   Decrease (increase) in fuel, materials, and supplies      (439)          92
   Decrease (increase) in prepaid and other current assets  1,753         (632)
   Increase (decrease) in accounts payable                   (418)       6,508
   Increase (decrease) in other current liabilities        (7,202)       6,870
   Other, net                                                 683          260
                                                         --------     --------
      Net cash provided by operating activities          $ 24,401     $ 40,903
                                                         --------     --------

Investing Activities:
   Plant expenditures, excluding allowance for
     funds used during construction                      $(10,013)    $(15,239)
   Other investing activities                                   -         (146)
                                                         --------     --------
      Net cash used in investing activities              $(10,013)    $(15,385)
                                                         --------     --------

Financing Activities:
   Capital contributions from parent                     $    180     $      -
   Dividends paid on common stock                         (32,276)      (5,663)
   Dividends paid on preferred stock                         (379)      (1,072)
   Long-term debt - retirements                            (5,000)     (25,000)
   Changes in short-term debt                              22,650        5,875
   Preferred stock - redemptions                              (26)           -
                                                         --------     --------
      Net cash used in financing activities              $(14,851)    $(25,860)
                                                         --------     --------

Net decrease in cash and cash equivalents                $   (463)              $   (342)

Cash and cash equivalents at beginning of period            3,122        1,727
                                                         --------     --------
Cash and cash equivalents at end of period               $  2,659     $  1,385
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

   The Company has been named as a potentially responsible party
(PRP) by either the United States Environmental Protection Agency or the Massachusetts Department of Environmental Protection for three sites (two of which are located in Massachusetts) at which hazardous waste is alleged to have been disposed. The Company is currently aware of other possible hazardous waste sites, and may in the future become aware of additional sites, that it may be held responsible for remediating.

   Gas was manufactured from coal in Rhode Island in the past.
The Company is aware of five sites on which gas was manufactured or manufactured gas was stored that were owned either by the Company or by its predecessor companies. It is not known to what extent the Company would be held liable for hazardous wastes, if any, left at these manufactured gas locations.

   Predicting the potential costs to investigate and remediate hazardous waste sites continues to be difficult. There are also significant uncertainties as to the portion, if any, of the investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by the Company. A preliminary review by a consultant hired by the New England Electric System (NEES) companies of the potential cost of investigating and, if necessary, remediating Rhode Island manufactured gas sites resulted in costs per site ranging from less than $1 million to $11 million. An informal survey of other utilities conducted on behalf of NEES and its subsidiaries indicated costs in a similar range. The NEES companies have recovered amounts from certain insurers and other third parties, and, where appropriate, the Company intends to seek recovery from other insurers and from other PRPs, but it is uncertain whether, and to what extent, such efforts will be successful. The Company believes that hazardous waste liabilities for all sites of which it is aware are not material to its financial position.

Note B - Comprehensive Income
-----------------------------

   In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (FAS 130). FAS 130 establishes standards for reporting comprehensive income and its components. Comprehensive income for the period is equal to net income plus "other comprehensive income," which, for the Company, consists of the change in unrealized holding gains on available-for-sale securities during the period. Other comprehensive income was immaterial for the Company for the quarters and six month periods ended June 30, 1998 and 1997, respectively.

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

   In February 1998, the FASB issued Statement of Financial
Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits (FAS 132), which revises disclosure requirements for pension and other postretirement benefits. The Company will adopt FAS 132 in its financial statements for the year ending December 31, 1998.

   The adoption of FAS 131 and FAS 132 will have no impact on the Company's operating results, financial position, or cash flows.

   In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), which establishes accounting and reporting standards for such items. FAS 133 is effective for fiscal years beginning after June 15, 1999. Currently, the Company has no such derivative holdings.

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

Earnings
--------

     Net income increased $1.0 million during the first six months of 1998 compared to the corresponding period in 1997 due to a retail rate increase going into effect in January 1998. Net income decreased $0.7 million for the second quarter due to increased operation and maintenance expense and an underrecovery of transmission wheeling expenses, which more than offset the January rate increase.

     This report contains statements that may be considered forward looking under the securities laws. Actual results may differ materially for reasons discussed in the "Industry Restructuring" section of the Company's Form 10-K for 1997 and the Company's 1997 Annual Report.

Industry Restructuring
----------------------

     For a full discussion of industry restructuring activities in Massachusetts, Rhode Island, and New Hampshire, stranded cost recovery, the Company and New England Power Company's (NEP) proposed divestiture of their nonnuclear generating business, accounting implications of industry restructuring and divestiture, workforce reductions, and impact of industry restructuring on the distribution business, see the "Industry Restructuring" section in the Company's Form 10-K for 1997 and the Company's 1997 Annual Report.

Divestiture of Generating Business

     The Company and NEP have received all state and federal regulatory approvals required for the sale of their nonnuclear generating business to USGen New England, Inc. (USGen). The
Company's portion of the proceeds from the sale will equal the net book value of the Company's 10 percent investment in the Manchester Street power plant. USGen is awaiting final Federal Energy

Regulatory Commission approval of exempt wholesale generator status for the facilities it is purchasing. The proposed sale is more fully described in the Company's Form 10-K for 1997 and the Company's 1997 Annual Report. Closing of the sale is expected in the third quarter of 1998.

Risk Factors

     While the Company believes that the Rhode Island Settlement and the sale agreement with USGen and other developments constitute substantial progress in reducing the impacts associated with industry restructuring, significant risks remain. These include, but are not limited to: (i) the potential that ultimately the Rhode Island Settlement will not be implemented in the manner anticipated by the Company, (ii) the possibility of federal legislation that would increase the risk to investors above those contained in the Rhode Island Settlement and statute, and (iii) the failure to complete the sale of the nonnuclear generating business to USGen. The major risk factors affecting the Company relate to the possibility of adverse regulatory or judicial decisions or legislation which limit the level of revenues the Company is allowed to charge for its services or affect the costs the Company incurs.

Year 2000 Computer Issues
-------------------------

     For a full discussion of the Company's Year 2000 computer issues, including a description of the modification process, timeline, and estimated total costs, refer to the "Financial Review" section of the Company's 1997 Annual Report filed in conjunction with the Company's Form 10-K for 1997.

Operating Revenue
-----------------
     The following table summarizes the changes in operating
revenue:        Increase (Decrease) in Operating Revenue

                                   Second Quarter    Six Months
                                   --------------   ------------
                                    1998 vs 1997    1998 vs 1997
                                   --------------   ------------
                                               (In Millions)

Industry restructuring-related
 rate changes:
  Purchased power and transmission-
   related                                       $(7)             $(18)
  Distribution-related                             2                 4
PBOP rate decrease                                (1)               (2)
Deliveries to ultimate
  customers and other                              3                 2
                                                 ---              ----
                                                 $(3)             $(14)
                                                 ===              ====

   Historically, the Company purchased all of its electrical requirements from NEP, under the provisions of an all-requirements contract. In connection with an amendment to this contract, in January 1998 all of the Company's customers gained the right to choose their power supplier. NEP continues to supply power to the Company, at new lower rates, for customers who choose to continue to take power from the Company. All customers pay rates that include contract termination charges due NEP for its generation-related stranded costs. In connection with these changes, the revenues that the Company is billing to its customers related to NEP's purchased power costs are subject to true-up mechanisms. However, transmission-related costs billed by both NEP and the New England Power Pool are not subject to a true-up mechanism until 1999, and the Company incurred an underrecovery of such costs in the second quarter of 1998. Prior to January 1998, the Company had a purchased power cost adjustment mechanism and a fuel clause mechanism, which allowed NEP's billings to be passed on to customers.

   In accordance with the Rhode Island Restructuring Act of 1996, a $7 million increase in distribution rates was implemented for the

Company, effective January 1, 1998. The Company also implemented a rate decrease related to a lower level of postretirement benefits other than pensions (PBOPs) expenses being incurred and also made refunds in January 1998 of past overrecoveries of PBOP costs, for which reserves had previously been established.

   Kilowatthour deliveries to ultimate customers increased 2.9 percent and 1.9 percent for the second quarter and first six months of 1998, respectively, as compared to the corresponding periods in 1997.

Operating Expenses
------------------

The following table summarizes the changes in operating expenses:
            Increase (Decrease) in Operating Expenses

                                          Second Quarter  Six Months
                                          -------------- ------------
                                           1998 vs 1997   1998 vs 1997
                                          -------------- ------------
                                                  (In Millions)
Fuel, purchased power and
 operation and maintenance:
  Fuel, purchased power, generation
   and transmission-related                         $(5)          $(17)
  PBOP expense                                       (1)            (2)
  Other                                               4              3
Taxes                                                 1              2
                                                    ---           ----
                                                    $(1)          $(14)
                                                    ===           ====

   As noted above, effective January 1, 1998, NEP's billings to the Company were significantly changed in connection with the restructuring of the electric utility industry in Rhode Island.
Not only were NEP's rates reduced, but the transmission portion of NEP's costs are now billed separately and recorded in operation and maintenance expense instead of as a component of purchased power expense.

   The increase in other operation and maintenance expense in the second quarter represents increased distribution expenses, which reflect accounting write-offs of approximately $2 million of certain previously capitalized plant items. On a year-to-date basis, this increase was offset by a reduction in the cost of PBOPs, for which refunds and a rate decrease were put into effect in the first quarter.

Utility Plant Expenditures and Financings
-----------------------------------------

   Plant expenditures for the first six months of 1998 amounted to $10 million. The funds necessary for utility plant expenditures were provided by net cash from operating activities, after the payment of dividends.

   In the first six months of 1998, the Company retired $5 million of mortgage bonds and increased its short-term debt outstanding by $23 million. The Company plans to issue an additional $15 million of long-term debt by the end of 1998 to refinance maturing bonds and to fund capital expenditures.

   At June 30, 1998, the Company had $39 million of short-term debt outstanding, including $27 million of commercial paper borrowings. The Company currently has lines of credit with banks totaling $41 million. There were no outstanding borrowings under these lines of credit at June 30, 1998.

   For the twelve-month period ending June 30, 1998, the ratio of earnings to fixed charges was 3.34.

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

     12     Statement re computation of ratios

     The Company is filing Financial Data Schedules.

                            SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 1998 to be signed on its behalf by the undersigned thereunto duly authorized.


                           THE NARRAGANSETT ELECTRIC COMPANY

                           s/John G. Cochrane


                           John G. Cochrane
                           Treasurer, Authorized Officer, and
                           Principal Financial Officer



Date: August 7, 1998