Form 10-Q
period 1998-09-30
NARRAGANSETT ELECTRIC CO
filed 1998-11-12
CIK 69659

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549

                            FORM 10-Q

  (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1998

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

                       Yes (X)      No ( )


Common stock, par value $50 per share, authorized and outstanding: 1,132,487 shares at September 30, 1998.

 PART I FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------
                        THE NARRAGANSETT ELECTRIC COMPANY
                               Statements of Income
                            Periods Ended September 30
                                   (Unaudited)
                                                 Quarter                  Nine Months
                                                 -------                  -----------
                                            1998      1997      1998       1997
                                            ----      ----      ----       ----
                                                          (In Thousands)
Operating revenue                         $128,787  $141,980  $366,058   $393,340
                                          --------  --------  --------   --------
Operating expenses:
  Fuel for generation and purchased electric
   energy, (principally from New England
   Power Company, an affiliate)             66,674    85,460   188,921    234,904
  Other operation                           22,722    17,648    68,849     52,951
  Maintenance                                2,755     3,375     8,706      9,122
  Depreciation                               5,762     5,891    17,685     17,594
  Taxes, other than federal income taxes    10,799    10,409    31,201     29,882
  Federal income taxes                       5,974     4,959    13,025     11,427
                                          --------  --------  --------   --------
       Total operating expenses            114,686   127,742   328,387    355,880
                                          --------  --------  --------   --------
       Operating income                     14,101    14,238    37,671     37,460

Other income:
  Other income (expense), net                2,028       110     1,294     (1,073)
                                          --------  --------  --------   --------
       Operating and other income           16,129    14,348    38,965     36,387
                                          --------  --------  --------   --------

Interest:
  Interest on long-term debt                 3,707     3,806    11,318     12,301
  Other interest                               924       686     2,475      1,510
  Allowance for borrowed funds used during
   construction - credit                       (12)       (6)      (72)       (64)
                                          --------  --------  --------   --------
       Total interest                        4,619     4,486    13,721     13,747
                                          --------  --------  --------   --------

       Net income                         $ 11,510  $  9,862  $ 25,244   $ 22,640
                                          ========  ========  ========   ========



                         Statements of Retained Earnings


Retained earnings at beginning of period  $105,550  $122,624  $129,567   $119,978
Net income                                  11,510     9,862    25,244     22,640
Dividends declared on cumulative
  preferred stock                              (99)     (535)     (478)    (1,607)
Dividends declared on common stock         (32,276)   (2,265)  (69,648)   (11,325)
Premium on redemption of preferred stock    (1,160)        -    (1,160)         -
                                          --------  --------  --------   --------
Retained earnings at end of period        $ 83,525  $129,686  $ 83,525   $129,686
                                          ========  ========  ========   ========

    The accompanying notes are an integral part of these financial statements.

   Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.

                THE NARRAGANSETT ELECTRIC COMPANY
                       Statements of Income
                 Twelve Months Ended September 30
                           (Unaudited)
                                                    1998                  1997
                                                    ----                  ----
                                                        (In Thousands)
Operating revenue                                $492,756            $512,689
                                                                               --------            --------
Operating expenses:
                                               Fuel for generation and purchased electric energy,
                                                (principally from New England Power Company,
                                                an affiliate)         263,447                       305,803
                                               Other operation         90,273                        70,740
                                               Maintenance             12,031                        12,115
                                               Depreciation            23,048                        23,786
                                               Taxes, other than federal income taxes                40,685              37,964
                                               Federal income taxes              15,845              15,260
                                                                               --------            --------
                                                                   Total operating expenses         445,329             465,668
                                                                               --------            --------
                                                                   Operating income                  47,427              47,021

Other income:
                                               Other income (expense), net        1,617                (428)
                                                                               --------            --------
                                                                   Operating and other income        49,044              46,593
                                                                               --------            --------

Interest:
                                               Interest on long-term debt        15,196              16,607
                                               Other interest           3,440                         2,094
                                               Allowance for borrowed funds used during
                                                construction - credit              (128)               (126)
                                                                               --------            --------
                                                                   Total interest                    18,508              18,575
                                                                               --------            --------

                                                                   Net income                      $ 30,536            $ 28,018
                                                                               ========            ========


                 Statements of Retained Earnings

Retained earnings at beginning of period         $129,686            $117,400
Net income                                         30,536              28,018
Dividends declared on cumulative preferred stock               (826)             (2,142)
Dividends declared on common stock                (73,045)            (13,590)
Premium on redemption of preferred stock           (2,826)                  -
                                                                               --------            --------
Retained earnings at end of period               $ 83,525            $129,686
                                                                               ========            ========

The accompanying notes are an integral part of these financial statements.

Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.

                     THE NARRAGANSETT ELECTRIC COMPANY
                              Balance Sheets
                                (Unaudited)
                                                      September 30,                December 31,
                                  ASSETS                 1998          1997
                                  ------                 ----          ----
                                                             (In Thousands)
Utility plant, at original cost                          $726,338     $760,923
 Less accumulated provisions for depreciation             203,908      198,551
                                                         --------     --------
                                                          522,430      562,372
Construction work in progress                               3,037        5,739
                                                         --------     --------
     Net utility plant                                    525,467      568,111
                                                         --------     --------
Current assets:
 Cash                                                       3,208        3,122
 Accounts receivable:
   From sales of electric energy                           50,681       54,109
   Other (including $20,582,000 and $1,112,000
    from affiliates)                                       23,483        2,571
     Less reserves for doubtful accounts                    5,002        4,707
                                                         --------     --------
                                                           69,162       51,973
 Unbilled revenues                                         19,536       15,997
 Fuel, materials and supplies, at average cost              3,564        4,165
 Prepaid and other current assets                          10,011       14,202
                                                         --------     --------
     Total current assets                                 105,481       89,459
                                                         --------     --------
Deferred charges and other assets                          55,390       55,285
                                                         --------     --------
                                                         $686,338     $712,855
                                                         ========     ========

                      CAPITALIZATION AND LIABILITIES
                      ------------------------------
Capitalization:
 Common stock, par value $50 per share,
   authorized and outstanding 1,132,487 shares           $ 56,624     $ 56,624
 Premiums on preferred stocks                                  80           36
 Other paid-in capital                                    105,714      105,500
 Retained earnings                                         83,525      129,567
 Unrealized gain on securities, net                           143          112
                                                         --------     --------
     Total common equity                                  246,086      291,839
 Cumulative preferred stock                                 7,601       12,800
 Long-term debt                                           170,658      183,545
                                                         --------     --------
     Total capitalization                                 424,345      488,184
                                                         --------     --------
Current liabilities:
 Long-term debt due in one year                             8,000        5,000
 Short-term debt (including $40,750,000 and $4,425,000
   to affiliates)                                          40,750       16,350
 Accounts payable (including $34,356,000 and $50,751,000
   to affiliates)                                          52,334       56,048
Accrued liabilities:
 Taxes                                                                   3,357     4,314
 Interest                                                   3,121        4,810
 Other accrued expenses                                    37,944       21,519
Customer deposits                                           6,166        5,982
Dividends payable                                              99        3,587
                                                         --------     --------
     Total current liabilities                            151,771      117,610
                                                         --------     --------
Deferred federal income taxes                              85,298       82,871
Unamortized investment tax credits                          6,656        7,023
Other reserves and deferred credits                        18,268       17,167
                                                         --------     --------
                                                         $686,338     $712,855
                                                         ========     ========

The accompanying notes are an integral part of these financial statements.

                     THE NARRAGANSETT ELECTRIC COMPANY
                         Statements of Cash Flows
                      Nine Months Ended September 30
                                (Unaudited)
                                                         1998          1997
                                                         ----          ----
                                                             (In Thousands)
Operating Activities:
   Net income                                            $ 25,244     $ 22,640
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation                                            17,685       17,594
   Deferred federal income taxes and investment
     tax credit, net                                        1,690          209
   Allowance for funds used during construction               (72)         (64)
   Decrease (increase) in accounts receivable, net
     and unbilled revenues                                (20,153)       3,940
   Decrease (increase) in fuel, materials, and supplies       601          183
   Decrease (increase) in prepaid and other current assets  4,191       (6,305)
   Increase (decrease) in accounts payable                 (3,714)      13,835
   Increase (decrease) in other current liabilities        13,963        2,686
   Other, net                                               1,119          137
                                                         --------     --------
      Net cash provided by operating activities          $ 40,554     $ 54,855
                                                         --------     --------

Investing Activities:
   Plant expenditures, excluding allowance for
     funds used during construction                      $(14,860)    $(24,248)
   Other investing activities                                 (19)        (271)
   Proceeds from sale of generating assets                 39,723            -
                                                         --------     --------
      Net cash provided by (used in) investing activities$ 24,844     $(24,519)
                                                         --------     --------

Financing Activities:
   Capital contributions from parent                     $    214     $      -
   Dividends paid on common stock                         (73,045)     (11,325)
   Dividends paid on preferred stock                         (568)      (1,607)
   Long-term debt - issues                                      -        3,000
   Long-term debt - retirements                           (10,000)     (32,500)
   Changes in short-term debt                              24,400       12,375
   Preferred stock - retirements                           (5,153)           -
   Premium on reacquisition of preferred stock             (1,160)           -
                                                         --------     --------
      Net cash used in financing activities              $(65,312)    $(30,057)
                                                         --------     --------

Net increase (decrease) in cash and cash equivalents     $     86     $    279

Cash and cash equivalents at beginning of period            3,122        1,727
                                                         --------     --------
Cash and cash equivalents at end of period               $  3,208     $  2,006
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

Note B - Divestiture of Generating Business
-------------------------------------------

   On September 1, 1998, the Company and New England Power Company completed the sale of substantially all of their nonnuclear generating business to USGen New England, Inc. (USGen), an indirect wholly owned subsidiary of PG&E Corporation. The Company received approximately $40 million for its share of assets included in the sale. Effective September 1, 1998, USGen and TransCanada Power Marketing, Ltd. became the Company's principal suppliers for meeting obligations for transition service customers. For more information on the terms and events leading to the sale, the accounting implications of the sale, and the assets sold, see the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Note C - Comprehensive Income
-----------------------------

   In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (FAS 130). FAS 130 establishes standards for reporting comprehensive income and its components. Comprehensive income for the period is equal to net income plus "other comprehensive income," which, for the Company, consists of the change in unrealized holding gains on available-for-sale securities during the period. Other comprehensive income was immaterial for the Company for the third quarter and nine month periods ended September 30, 1998 and 1997, respectively.

Note D - New Accounting Standards
---------------------------------

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

   In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), which establishes accounting and reporting standards for such instruments. FAS 133 is effective for fiscal years beginning after June 15, 1999. Currently, the Company has no such derivative holdings.

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

Earnings
--------

     Net income for the third quarter and first nine months of 1998 increased $1.6 million and $2.6 million, respectively, as compared to the corresponding periods in 1997. The increase is due primarily to a retail rate increase, which went into effect in January 1998, and increased kilowatthour (kWh) deliveries.

     This report contains statements that may be considered forward looking under the securities laws. Actual results may differ materially for reasons described in this report.

Industry Restructuring
----------------------

      For a full discussion of industry restructuring activities in Rhode Island, stranded cost recovery, accounting implications of industry restructuring and divestiture, workforce reductions, and impact of industry restructuring on the distribution business, see the "Industry Restructuring" section in the Company's Form 10-K for 1997 and the Company's 1997 Annual Report.

Divestiture of Generating Business

     On September 1, 1998, the Company and New England Power Company
(NEP) completed the sale of substantially all of their nonnuclear generating business to USGen New England, Inc. (USGen), an indirect wholly owned subsidiary of PG&E Corporation. The Company received approximately $40 million for its share of assets included in the sale. Effective September 1, 1998, USGen and TransCanada Power Marketing, Ltd. (TCPM) became the Company's principal suppliers for meeting its obligations for transition service customers. For more information on the terms and events leading to the sale, the accounting implications of the sale, and the assets sold, see the

Company's Annual Report on Form 10-K for the year ended December
31, 1997.

Year 2000 Computer Issues
-------------------------

     Over the next year, most companies will face a potentially serious information systems (computer) problem because many software applications and operational programs written in the past may not properly recognize calendar dates associated with the year 2000 (Y2K). This could cause computers to either shut down or lead to incorrect calculations.

     During 1996, the NEES companies began the process of identifying the changes required to their computer software and hardware to mitigate Y2K issues. The NEES companies established a Y2K Project team to manage these issues. This team reports project progress to a recently formed Y2K Executive Oversight Committee each month. The team also makes regular reports to NEES' Board of Directors and its Audit Committee. The NEES companies have separated their Y2K Project into four parts as shown below, along with the estimated completion dates for each part.

                                   Substantial Contingency Testing,
                                   Completion  Documentation,
                                   of Critical and Clean
Category         Specific Example  Systems     Management
-------          -------------     ---------   ----------------

Mainframe/Midrange                 Accounting/Customer      Fourth quarter Throughout 1999
Systems          service integrated            1998
                 systems

Desktop Systems  Personal computers/           Mid-1999  Throughout 1999
                 Department software/
                 Networks

Operational/     Dispatching systems/          Mid-1999  Throughout 1999
Embedded         Transmission and
Systems          Distribution systems/
                 Telephone systems

External Issues  Electronic Data   Mid-1999    Throughout 1999
                 Interchange/Vendor
                 communications

     The NEES companies are using a three-phase approach in coordinating their Y2K Project for system-related issues: (I) Assessment and Inventory, (II) Pilot Testing, and (III) Renovation, Conversion, or Replacement of Application and Operating Software Packages and Testing. Phase I, which was an initial assessment of all systems and devices for potential Y2K defects, was completed in mid-1997. Phase II, which consisted of renovation pilots for a cross-section of systems in order to facilitate the establishment of templates for Phase III work, was completed in late 1997. Phase III, which is currently ongoing, requires the renovation, conversion, or replacement of the remaining applications and operating software packages.

     The NEES companies have also implemented a formalized communication process with third parties to receive information related to their progress in remediating their own Y2K issues, and to communicate the NEES companies' progress in addressing the Y2K issue. These third parties include major customers, suppliers, and significant businesses with which the NEES companies have data links (such as banks). The NEES companies cannot predict the outcome of other companies' remediation efforts.

     The NEES companies believe total costs associated with making the necessary modifications to all centralized and noncentralized systems will be approximately $25 million. In addition, the NEES companies are spending $4 million related to the implementation of a new human resources and payroll system, the replacement of which is in part due to the Y2K issue. To date, total Y2K-related costs of $19 million have been incurred, of which $1 million has been capitalized.

     The NEES companies are in the process of developing Y2K contingency plans to allow for critical information and operating systems to function from January 1, 2000 forward. If required, these plans are intended to address both internal risks as well as potential external risks related to both suppliers and customers. Part of the contingency planning for accounting and desktop systems will include taking extensive data back-ups prior to year-end closing. For operational systems, the NEES companies have in place an overall disaster recovery program, which already includes periodic disaster simulation training (for outages due to severe weather, for instance). As part of Y2K contingency planning, the NEES companies will review their disaster recovery plans, modifying them for Y2K-specific issues. The NEES companies expect that these contingency plans will be in place by mid-1999.

     Interregional and regional contingency plans are being formulated that address emergency scenarios due to the interconnection of utility systems throughout the United States. At a regional level, the NEES companies are participating and cooperating with the New England Power Pool (NEPOOL) and the Independent System Operator of the NEPOOL area (ISO New England).

Overall regional activities, including those of NEPOOL and ISO New England, will be coordinated by the Northeast Power Coordinating Council, whose activities will be incorporated into the interregional coordinating effort by the North American Electric Reliability Council. The target for completion of this planning process is mid-1999. The NEES companies have noted that the Y2K coordination efforts by ISO New England began only during May 1998, resulting in a demanding and difficult schedule to attain regional and interregional target dates.

     The NEES companies believe the worst case scenario with a reasonable chance of occurring is temporary disruptions of electric service. This scenario could result from a failure to adequately remediate Y2K problems at NEES company facilities or could be caused by the inability of entities, such as ISO New England, to maintain the short-term reliability of various generators and/or transmission lines on a regional or superregional basis. The NEES companies believe that the contingency plans being developed both internally and on a regional level, as described above, should substantially mitigate the risks of this potential scenario. In the event that a short-term disruption in service occurs, the Company does not expect that it would have a material impact on its financial position and results of operations.

     While the NEES companies believe that their overall Y2K program will satisfactorily address all critical operational and system-related issues, significant risks remain. These risks include, but are not limited to, the Y2K readiness of third parties, including other utilities and power suppliers, cost and timeline estimates of remaining Y2K mitigation efforts, and the overall accuracy of assumptions made related to future events in the development of the Y2K mitigation effort.

Operating Revenue
-----------------
     The following table summarizes the changes in operating
revenue:        Increase (Decrease) in Operating Revenue

                                   Third Quarter    Nine Months
                                   -------------    ------------
                                    1998 vs 1997    1998 vs 1997
                                   -------------    ------------
                                               (In Millions)

Industry restructuring-related
 rate changes:
  Purchased power and transmission-
   related                                      $(15)             $(33)
  Distribution-related                             2                 5
PBOP rate decrease                                (1)               (3)
KWh deliveries to ultimate
  customers                                        2                 3

Other                                             (1)                1
                                                ----              ----
                                                $(13)             $(27)
                                                ====              ====

   Historically, the Company purchased all of its electrical requirements from NEP, under the provisions of an all-requirements contract at NEP's standard resale rate. Effective January 1, 1998, the contract was amended, terminating the all-requirements provision of the contract. The Company's customers also gained the
right to choose their power supplier.    NEP continued to supply
power to the Company, at lower rates, for customers that continued to take power from the Company, until September 1, 1998, when USGen and TCPM became the Company's principal wholesale power suppliers. All customers pay rates that include contract termination charges due NEP for its generation-related stranded costs. The revenues that the Company bills customers related to power supply costs, both prior to and subsequent to NEP's sale of its nonnuclear generating business, are subject to true-up mechanisms. However, transmission-related costs billed by both NEP and NEPOOL are not subject to a true-up mechanism until 1999, and the Company incurred an underrecovery of such costs in the third quarter of 1998. Prior to January 1998, the Company had a purchased power cost adjustment mechanism and a fuel clause mechanism, which allowed NEP's billings to be passed on to customers.

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

   KWh deliveries to ultimate customers increased 6.4 percent and
3.5 percent for the third quarter and first nine months of 1998, respectively, as compared to the corresponding periods in 1997, and is driven primarily by warmer weather in the third quarter of 1998 as compared to the same period in 1997, as well as a strong economy.

Operating Expenses
------------------

   The following table summarizes the changes in operating expenses:

            Increase (Decrease) in Operating Expenses

                                          Third Quarter   Nine Months
                                          -------------   ------------
                                           1998 vs 1997   1998 vs 1997
                                          -------------- ------------
                                                  (In Millions)
Fuel, purchased power and
 operation and maintenance:
  Fuel, purchased power, generation
   and transmission-related                        $(13)          $(30)
  PBOP expense                                       (1)            (3)
  Other                                               -              3
Taxes                                                 1              3
                                                   ----           ----
                                                   $(13)          $(27)
                                                   ====           ====

   As noted above, effective January 1, 1998, NEP's billings to the Company were significantly changed in connection with the restructuring of the electric utility industry in Rhode Island. Not only were NEP's generation rates reduced, prior to the sale of its generating business on September 1, 1998, but the transmission portion of NEP's costs are now billed separately and recorded in operation and maintenance expense instead of as a component of purchased power expense.

   The decrease in other operation and maintenance expense in the third quarter and for the year-to-date period is primarily due to a reduction in the cost of PBOPs, for which refunds and a rate decrease were put into effect in the first quarter. On a year-to-date basis, this decrease was partially offset by increased distribution expenses, which reflect accounting write-offs of approximately $2 million of certain previously capitalized plant items.

Other Income
------------

   The increase in other income during the third quarter is primarily due to NEP's reimbursement to the Company for premiums incurred on the reacquisition of preferred stock in connection with the divestiture of the nonnuclear generating business. The Company charged these premiums to retained earnings.

Utility Plant Expenditures and Financings
-----------------------------------------

   Plant expenditures for the first nine months of 1998 amounted to $15 million. The funds necessary for utility plant expenditures were provided by increased short-term debt and proceeds from the sale of the nonnuclear generating business.

   In the first nine months of 1998, the Company retired $10 million of mortgage bonds and increased its short-term debt outstanding by $24 million.

   The Company currently has lines of credit with banks totaling
$41 million. There were no outstanding borrowings under these lines of credit at September 30, 1998.

   In September 1998, the Company repurchased preferred stock with a par value of $5.2 million. In October 1998, the Company repurchased additional preferred stock with a par value of $363,000.

   For the twelve-month period ending September 30, 1998, the ratio of earnings to fixed charges was 3.46.

                   PART II.  OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security-Holders
-------------------------------------------------------------

     On July 22, 1998, a Special Meeting of Stockholders was held. By unanimous vote of the 1,132,487 shares having general voting rights represented at the meeting a supplemental indenture to the Company's First Mortgage and Deed of Trust was approved.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     The Company is filing the following revised exhibit for incorporation by reference into its registration statement on Form S-3, Commission file No. 33-61131.

     12     Statement re computation of ratios

     The Company is filing Financial Data Schedules.

     The Company did not file any reports on Form 8-K during the third quarter of 1998.

                            SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 1998 to be signed on its behalf by the undersigned thereunto duly authorized.


                           THE NARRAGANSETT ELECTRIC COMPANY

                           s/John G. Cochrane


                           John G. Cochrane
                           Treasurer, Authorized Officer, and
                           Principal Financial Officer



Date: November 12, 1998