Form 10-Q
period 1999-03-31
NARRAGANSETT ELECTRIC CO
filed 1999-05-17
CIK 69659

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549

                            FORM 10-Q

  (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1999

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

                       Yes (X)      No ( )


Common stock, par value $50 per share, authorized and outstanding: 1,132,487 shares at March 31, 1999.

 PART I FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------

                        THE NARRAGANSETT ELECTRIC COMPANY
                               Statements of Income
                              Periods Ended March 31
                                   (Unaudited)
                                                Three Months                           Twelve Months
                                                ------------                           -------------
                                            1999      1998      1999       1998
                                            ----      ----      ----       ----
                                                          (In Thousands)
Operating revenue                         $126,128  $119,976  $481,806   $508,548
                                          --------  --------  --------   --------
Operating expenses:
  Fuel for generation and purchased electric
   energy:
    Contract termination charges from New
      England Power Company, an affiliate   35,647    33,855   119,548     33,855
    Other New England Power Company          3,071    27,518    48,328    259,658
    Other                                   37,526        98    87,004        215
  Other operation                           17,899    19,700    93,991     76,249
  Maintenance                                2,819     2,896    11,920     12,628
  Depreciation                               5,623     5,961    22,421     22,814
  Taxes, other than federal income taxes    10,420    10,259    39,076     39,357
  Federal income taxes                       2,534     4,884    13,827     15,154
                                          --------  --------  --------   --------
       Total operating expenses            115,539   105,171   436,115    459,930
                                          --------  --------  --------   --------
Operating income                            10,589    14,805    45,691     48,618

Other income:
  Other income (expense), net               (1,069)     (989)      721       (683)
                                          --------  --------  --------   --------
       Operating and other income            9,520    13,816    46,412     47,935
                                          --------  --------  --------   --------

Interest:
  Interest on long-term debt                 3,626     3,831    14,720     15,705
  Other interest                               877       618     3,874      2,700
  Allowance for borrowed funds used during
   construction - credit                       (15)      (32)      (68)      (108)
                                          --------  --------  --------   --------
       Total interest                        4,488     4,417    18,526     18,297
                                          --------  --------  --------   --------

Net income                                $  5,032   $ 9,399  $ 27,886   $ 29,638
                                          ========  ========  ========   ========


                         Statements of Retained Earnings
                                 (In Thousands)

Retained earnings at beginning of period  $ 86,465  $129,567  $109,897   $123,738
Net income                                   5,032     9,399    27,886     29,638
Dividends declared on cumulative
  preferred stock                              (94)     (190)     (471)    (1,609)
Dividends declared on common stock               -   (28,879)  (44,733)   (40,204)
Premium on redemption of preferred stock        15         -    (1,161)    (1,666)
                                          --------  --------  --------   --------
Retained earnings at end of period        $ 91,418  $109,897  $ 91,418   $109,897
                                          ========  ========  ========   ========

    The accompanying notes are an integral part of these financial statements.

   Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.

                                                                                 THE NARRAGANSETT ELECTRIC COMPANY
                              Balance Sheets
                                (Unaudited)
                                                        March 31,                  December 31,
                                  ASSETS                 1999          1998
                                  ------                 ----          ----
                                                             (In Thousands)
Utility plant, at original cost                          $737,319     $732,077
 Less accumulated provisions for depreciation             214,140      209,155
                                                         --------     --------
                                                          523,179      522,922
Construction work in progress                               1,689        2,566
                                                         --------     --------
   Net utility plant                                      524,868      525,488
                                                         --------     --------
Current assets:
 Cash                                                       2,230        2,957
 Accounts receivable:
   From electric energy services                           48,869       53,727
   Other (including $189,000 and $4,444,000 from affiliates)             1,217     5,575
     Less reserves for doubtful accounts                    4,435        4,240
                                                         --------     --------
                                                           45,651       55,062
 Unbilled revenues                                         11,497       20,752
 Fuel, materials, and supplies, at average cost             3,845        3,494
 Prepaid and other current assets                             643          739
                                                         --------     --------
     Total current assets                                  63,866       83,004
                                                         --------     --------
Deferred charges and other assets                          54,477       55,628
                                                         --------     --------
                                                         $643,211     $664,120
                                                         ========     ========
                      CAPITALIZATION AND LIABILITIES
                      ------------------------------
Capitalization:
 Common stock, par value $50 per share,
   authorized and outstanding 1,132,487 shares           $ 56,624     $ 56,624
 Premiums on preferred stocks                                  81           81
 Other paid-in capital                                    105,714      105,713
 Retained earnings                                         91,418       86,465
 Unrealized gain on securities, net                           242          237
                                                         --------     --------
     Total common equity                                  254,079      249,120
 Cumulative preferred stock, par value $50 per share        7,238        7,238
 Long-term debt                                           168,723      168,702
                                                         --------     --------
     Total capitalization                                 430,040      425,060
                                                         --------     --------
Current liabilities:
 Long-term debt due in one year                             8,000        8,000
 Short-term debt to affiliates                             24,375       26,675
 Accounts payable (including $10,500,000 and $1,929,000
   to affiliates)                                          34,952       28,260
 Accrued liabilities:
   Taxes                                                   13,341       10,031
   Interest                                                 3,073        4,553
   Other accrued expenses                                  12,806       34,734
 Customer deposits                                          6,142        6,116
 Dividends payable                                             94        4,058
                                                         --------     --------
     Total current liabilities                            102,783      122,427
                                                         --------     --------
Deferred federal income taxes                              80,754       81,045
Unamortized investment tax credits                          6,412        6,533
Other reserves and deferred credits                        23,222       29,055
                                                         --------     --------
                                                         $643,211     $664,120
                                                         ========     ========

The accompanying notes are an integral part of these financial statements.

                     THE NARRAGANSETT ELECTRIC COMPANY
                         Statements of Cash Flows
                          Quarters Ended March 31
                                (Unaudited)
                                                         1999          1998
                                                         ----          ----
                                                             (In Thousands)
Operating activities:
   Net income                                            $  5,032     $  9,399
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation                                             5,623        5,961
   Deferred federal income taxes and investment tax credit, net           (497)    3,416
   Allowance for funds used during construction               (15)         (32)
   Decrease (increase) in accounts receivable, net
     and unbilled revenue                                  18,666        2,465
   Decrease (increase) in fuel, materials, and supplies      (351)        (345)
   Decrease (increase) in prepaid and other current assets     96          781
   Increase (decrease) in accounts payable                  6,692        1,058
   Increase (decrease) in other current liabilities       (20,072)      (4,996)
   Other, net                                              (4,475)        (105)
                                                         --------     --------
      Net cash provided by operating activities          $ 10,699     $ 17,602
                                                         --------     --------

Investing activities:
   Plant expenditures, excluding allowance for
     funds used during construction                      $ (5,020)    $ (5,175)
   Other investing activities                                 (48)         (80)
                                                         --------     --------
      Net cash provided by (used in) investing activities$ (5,068)    $ (5,255)
                                                         --------     --------

Financing activities:
   Dividends paid on common stock                        $ (3,964)    $ (3,397)
   Dividends paid on preferred stock                          (94)        (190)
   Long-term debt - retirements                                 -       (5,000)
   Preferred stock - retirements                                -          (26)
   Changes in short-term debt                              (2,300)      (3,925)
                                                         --------     --------
      Net cash provided by (used in)
       financing activities                              $ (6,358)    $(12,538)
                                                         --------     --------

Net increase (decrease) in cash and cash equivalents     $   (727)    $   (191)

Cash and cash equivalents at beginning of period            2,957        3,122
                                                         --------     --------
Cash and cash equivalents at end of period               $  2,230     $  2,931
                                                         ========     ========

The accompanying notes are an integral part of these financial statements.


                    THE NARRAGANSETT ELECTRIC COMPANY
                 Notes to Unaudited Financial Statements


Note A - Hazardous Waste
------------------------

     The Federal Comprehensive Environmental Response, Compensation and Liability Act, more commonly known as the "Superfund" law, imposes strict, joint and several liability, regardless of fault, for remediation of property contaminated with hazardous substances. A number of states, including Massachusetts, have enacted similar laws.

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

Note B - New Accounting Standards
---------------------------------

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), which establishes accounting and reporting standards for such instruments. FAS 133 is effective for fiscal years beginning after June 15, 1999. Currently, the Company has no such holdings.

Note C
------

     In the opinion of the Company, these financial statements reflect all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of its operations for the periods presented and should be considered in conjunction with the notes to the financial statements in the Company's 1998 Annual Report.

               THE NARRAGANSETT ELECTRIC COMPANY
   Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations
-----------------------------------------------------------------

  This section contains management's assessment of The Narragansett Electric Company's (the Company) financial condition and the principal factors having an impact on the results of operations. This discussion should be read in conjunction with the Company's financial statements and footnotes and the 1998 Annual Report on Form 10-K.

Merger Agreements
-----------------

  For a full discussion of New England Electric Systems' (NEES) merger agreements with The National Grid Group plc (National Grid) and Eastern Utilities Associates (EUA), see the Merger Agreements sections of the Company's Form 10-K for 1998 and the Company's 1998 Annual Report.

Update of Merger Agreements with National Grid and EUA

  On April 9, 1999, NEES and National Grid received clearance under the Hart-Scott-Rodino (HSR) Antitrust Improvements Act of 1976, as amended. In addition, shareholders of National Grid approved the proposed merger on April 22, 1999 with 99 percent of those voting approving the merger. On May 3, 1999, NEES received the approval of more than the required majority of outstanding shares for the merger with 75 percent of outstanding shares voting in favor of the merger. Of those shares voted, in excess of 94 percent voted in
favor of the merger.   NEES and National Grid have also filed for
merger approval with the Securities and Exchange Commission (SEC), Federal Energy Regulatory Commission (FERC), and Nuclear Regulatory Commission (NRC). NEES and National Grid have also made filings in the states in which NEES subsidiaries operate where support or approval for the merger is required. On April 21, 1999, the New Hampshire Public Utilities Commission (NHPUC) issued an order finding that the NEES/National Grid merger filing did not satisfy the requirements for exemption from the NHPUC's formal review process. Hearings on the merger are scheduled for June 1999. On April 29, 1999, the Committee on Foreign Investment in the United States under the Exon-Florio Provisions of the Omnibus Trade and Competitiveness Act of 1988 concluded there were no issues of national security to warrant any investigation. The NEES/National Grid merger is expected to be completed by early 2000.

  On April 29, 1999, NEES and EUA also received clearance under HSR for the NEES acquisition of EUA. NEES and EUA have filed for merger approval with the FERC and the Commonwealth of Massachusetts. The acquisition of EUA also requires approval by the SEC and NRC, and approval by certain states in which EUA subsidiaries operate. On May 17, 1999, EUA shareholders approved the acquisition of EUA by NEES. The acquisition of EUA is expected to be completed by early 2000.

Industry Restructuring
----------------------

  For a full discussion of industry restructuring activities in Rhode Island, the NEES companies' divestiture of its nonnuclear generating business, stranded cost recovery, accounting implications of industry restructuring and divestiture, and the impact of restructuring on the distribution business, see the "Industry Restructuring", "Accounting Implications", and "Impact of Restructuring on Distribution Business" sections of the Company's Form 10-K for 1998 and the Company's 1998 Annual Report.

Year 2000 Readiness Disclosure
------------------------------

  Over the course of this year, most companies will face a potentially serious information systems (computer) problem because many software applications and operational programs written in the past may not properly recognize calendar dates associated with the year 2000 (Y2K). This could cause computers to either shut down or lead to incorrect calculations.

  During 1996, the NEES companies began the process of identifying the changes required to their computer software and hardware to mitigate Y2K issues. The NEES companies established a Y2K Project team to manage these issues, which has consisted of as many as 70 full-time equivalent staff at some points in time, primarily external consultants being overseen by an internal Y2K management team. To facilitate the Y2K Project, NEES entered into contracts with Keane, Inc. and IBM to provide personnel support to the Y2K Project. Through March 31, 1999, the NEES companies have spent approximately $ 17 million with these vendors, which is included in the cost figures disclosed below. The Y2K Project team reports project progress to a Y2K Executive Oversight Committee each month. The team also makes regular reports to NEES' Board of Directors and its Audit Committee. The NEES companies have separated their Y2K Project into four parts as shown below, along with the estimated completion dates for each part.

                                    Substantial Contingency Testing
                                    Completion  Documentation,
                                    of Critical and Clean
Category         Specific Example   Systems     Management
--------         ----------------   ----------- -------------------
Mainframe/Midrange                  Accounting/Customer   Completed Throughout 1999
systems          service integrated
                 systems

Desktop systems  Personal computers/            June 30, 1999       Throughout 1999
                 Department software/
                 Networks

Operational/     Dispatching systems/           June 30, 1999       Throughout 1999
Embedded         Transmission and
systems          Distribution systems/
                 Telephone systems

External issues  Electronic Data    June 30, 1999         Throughout 1999
                 Interchange/Vendor
                 communications

  The NEES companies are using a three-phase approach in coordinating their Y2K Project for system-related issues: (I) Assessment and Inventory, (II) Pilot Testing, and (III) Renovation, Conversion, or Replacement of Application and Operating Software Packages and Testing. Phase I, which was an initial assessment of all systems and devices for potential Y2K defects, was completed in mid-1997. These assessments included, but were not limited to, the review of program code for mainframe and midrange systems, analysis of personal computer hardware and network equipment for desktop systems, reaching consensus with key "data exchange" partners regarding the approach and execution of plans to address Y2K-related issues, and coordination with other New England Power Pool (NEPOOL) member utilities related to operational systems, such as transmission systems. Phase II, which consisted of renovation pilots for a cross-section of systems in order to facilitate the establishment of templates for Phase III work, was completed in late 1997. Phase III, which is currently ongoing, requires the renovation, conversion, or replacement of the remaining applications and operating software packages.

  Critical systems include major operational and informational systems such as the NEES companies' financial-related and customer information systems. These mission critical systems were first addressed at an individual component level, and then, upon satisfactory completion of that testing, reviewed at an integrated level, during which the Y2K Project team tested for Y2K problems which could be caused by various system interfaces. Additionally, contingency plans are being formulated for mission critical systems, as described below.

  The overall Y2K Project has also been designed such that Y2K-related work performed by external consultants is reviewed by NEES employees, and vice-versa. The Y2K Project team management periodically benchmarks its progress against the recommended progress schedule documented by the North American Electric
Reliability Council (NERC), and is currently ahead of the recommended schedule.

  The NEES companies have also implemented a formalized communication process with third parties to give and receive information related to their progress in remediating their own Y2K issues, and to communicate the NEES companies' progress in addressing the Y2K issue. These third parties include major customers, suppliers, and significant businesses with which the NEES companies have data links (such as banks). The NEES companies have identified standard offer generation service providers, telecommunications companies, and the Independent System Operator-New England (ISO New England) as critical to business operations. The NEES companies have been in contact with all of these parties regarding the progress of their Y2K remediation efforts, and will continue to monitor their ongoing remediation efforts through continued communications. The NEES companies cannot predict the outcome of other companies' remediation efforts. Therefore, contingency plans are being developed, as described below.

  The NEES companies believe total costs associated with making the necessary modifications to all centralized and noncentralized systems will be approximately $28 million. These costs include the replacement of approximately one thousand desktop computers. In addition, the NEES companies are spending $7 million related to the replacement of the human resources and payroll system, in part due to the Y2K issue. As of March 31, 1999, total Y2K-related costs of approximately $30 million have been incurred, of which approximately $4 million has been capitalized. The NEES companies continually review their cost estimates based upon the overall Y2K Project status, and update these estimates as warranted.

  The NEES companies are in the process of developing Y2K contingency plans to allow for critical information and operating systems to function from January 1, 2000 forward. If required, these plans are intended to address both internal risks as well as potential external risks related to suppliers and customers. Part of the contingency planning for accounting and desktop systems will include taking extensive data back-ups prior to year-end closing. For operational systems, the NEES companies have in place an overall disaster recovery program, which already includes periodic disaster simulation training (for outages due to severe weather, for instance). As part of Y2K contingency planning, the NEES companies will review their disaster recovery plans, modifying them for Y2K-specific issues, such as a potential loss of telecommunication services. The NEES companies expect that these contingency plans will be in place by the third quarter of 1999.

  Interregional and regional contingency plans are being formulated that address emergency scenarios due to the interconnection of utility systems throughout the United States. At a regional level, the NEES companies are participating and cooperating with NEPOOL and ISO New England. Overall regional activities, including those of NEPOOL and ISO New England, will be coordinated by the Northeast Power Coordinating Council, whose activities will be incorporated into the interregional coordinating effort by NERC. The target for the completion of this planning process is mid-1999. The NEES companies have noted that the Y2K coordination efforts by ISO New England began in May 1998, resulting in a demanding and difficult schedule to attain regional and interregional target dates.

  The NEES companies believe that the contingency plans being developed both internally and on a regional level should substantially mitigate the risks of Y2K-related failures at NEES company facilities or those caused by the inability of entities, such as ISO New England, to maintain the short-term reliability of various generator and/or transmission lines on a regional or interregional basis. Such risks include temporary disruptions of electric service, which the NEES companies believe is the worst case Y2K scenario with a reasonable chance of occurring. In the event that a short-term disruption in service occurs, NEES does not expect that it would have a material impact on its financial position or results of operation.

  While the NEES companies believe that their overall Y2K program will satisfactorily address all critical operational and system-related issues, significant risks remain. These risks include, but are not limited to, the Y2K readiness of third parties, including other utilities, power suppliers, and ISO New England, cost and timeline estimates of remaining Y2K mitigation efforts, and the overall accuracy of assumptions made related to future events in the development of the Y2K mitigation effort.

Earnings
--------

  Net income for the first quarter of 1999 decreased $4 million compared to the corresponding period in 1998. The decrease is due primarily to reduced reimbursements associated with the Company's former 10 percent ownership of the Manchester Street generating station as a result of the sale of this facility in September 1998. Increased operation and maintenance expenses also contributed to the decrease in first quarter earnings.

Operating Revenue
-----------------

  Operating revenue increased $6 million in the first quarter of 1999 as compared with the corresponding period in 1998 due primarily to an increase in standard offer and access charge revenues as described in the "Operating Expenses" section. In addition, revenues were favorably affected by a refund made in January 1998 of past overrecoveries of postretirement benefits other than pension costs (PBOPs), the recovery of increased demand-side management spending, and the implementation of a fully reconciling transmission cost rate mechanism in the first quarter of 1999. In addition, kilowatthour deliveries increased 1.5 percent as a result of a continued strong economy and the effect of weather.

Operating Expenses
------------------

     Operating expenses for the first quarter of 1999 increased $10 million compared with the corresponding period in 1998 primarily due to increased purchased electric energy of approximately $9 million and increased operation and maintenance costs of approximately $4 million. These increases were partially offset by reduced income taxes.

     The increase in purchased electric energy is principally due to the reduction in reimbursements received from NEP for costs associated with the Company's former 10 percent ownership of the Manchester Street generating station, as described in the "Earnings" section. All of the output of this generating unit had been previously supplied to New England Power Company (NEP). The increase is also due to an increase in standard offer purchased power costs due to a scheduled increase in standard offer rates, as well as a net increase in contract termination charges (CTC) of approximately $2 million. CTC expenses increased as a result of a $21 million payment made by the Company to NEP in accordance with an agreement reached with the Rhode Island Public Utilities Commission related to access charge overcollection. This payment reduces the Company's remaining fixed CTC obligation to NEP which will be recovered by the end of the year 2000. Partially offsetting this increase was a decrease in NEP's CTC rate from 2.8 cents per kWh, as originally established, to approximately 1.5 cents or less per kWh upon completion of the September 1 sale of NEP's nonnuclear generating business.

     Operation and maintenance expenses increased in the first quarter primarily due to increased transmission wheeling costs of $2.4 million, a portion of which is included in the transmission cost rate adjustment mechanism as described in the "Operating Revenue" section. In addition, as described earlier, the Company had made a refund of past overrecoveries of PBOP costs during the first quarter of 1998. This refund not only reduced revenues in the first quarter of 1998, but also reduced expenses.

Utility Plant Expenditures and Financing
----------------------------------------

     Cash expenditures for utility plant totaled $5 million for the first three months of 1999. The funds necessary for utility plant expenditures during the period were primarily provided by net cash from operating activities, after the payment of dividends.

     At March 31, 1999, the Company had $24 million of short-term debt outstanding representing borrowings from affiliates. The Company's ability to issue short-term debt is limited by the need to obtain regulatory approval from the SEC under the Public Utility Holding Company Act of 1935. Approval has been granted for up to $100 million. As of March 31, 1999, the Company had lines of credit with banks totaling $41 million. There were no borrowings under these lines of credit at March 31, 1999.

     For the twelve-month period ending March 31, 1999, the ratio of earnings to fixed charges was 3.27.

                    PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders
------------------------------------------------------------

     On March 17, 1999, the Annual Meeting of Stockholders was held. The following actions were taken by the unanimous vote of the 1,132,487 shares having general voting rights represented at the meeting:

     The number of directors for the ensuing year was fixed at seven.

     The following were elected as directors:

     Richard W. Frost
     Cheryl A. LaFleur
     Robert L. McCabe
     Lawrence J. Reilly
     Michael F. Ryan
     Richard P. Sergel
     Ronald L. Thomas

     PricewaterhouseCoopers was appointed as auditor for 1999.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     The Company is filing the following revised exhibit for incorporation by reference into its registration statement on Form S-3, Commission File No. 33-61131.

     12  Statement re computation of ratios

     The Company is filing Financial Data Schedules.

     The Company filed a report on Form 8-K dated February 1,
1999 containing Items 5 and 7.

                            SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 1999 to be signed on its behalf by the undersigned thereunto duly authorized.


                           THE NARRAGANSETT ELECTRIC COMPANY


                           s/John G. Cochrane

                           John G. Cochrane
                           Treasurer, Authorized Officer, and
                           Principal Financial Officer



Date: May 17, 1999