Form 10-Q
period 1999-06-30
NARRAGANSETT ELECTRIC CO
filed 1999-08-13
CIK 69659

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

Yes (X)      No ( )


Common stock, par value $50 per share, authorized and outstanding: 1,132,487 shares at June 30, 1999.
       PART I FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------

THE NARRAGANSETT ELECTRIC COMPANY
Statements of Income
Periods Ended June 30
(Unaudited)
          Quarter                    Six Months
          --------                    ----------
     1999          1998          1999          1998
     ----          ----          ----          ----
                    (In Thousands)
Operating revenue     $102,479     $117,295     $228,607     $237,271
                    --------     --------     --------     --------
Operating expenses:
     Fuel for generation and purchased electric
          energy:
          Contract termination charges from
           New England Power Company, an affiliate     13,965     32,743
49,612     66,598
          Other New England Power Company     3,213     27,919     6,284
55,437
          Other     34,753     114     72,279     212
     Other operation     18,054     26,427     35,953     46,127
     Maintenance     3,035     3,055     5,854     5,951
     Depreciation     5,622     5,962     11,245     11,923
     Taxes, other than federal income taxes     8,959     10,143
19,379     20,402
     Federal income taxes     3,491     2,167     6,025     7,051
                    --------     --------     --------     --------
               Total operating expenses     91,092     108,530     206,631
213,701
                    --------     --------     --------     --------
Operating income     11,387     8,765     21,976     23,570

Other income:
     Other income (expense), net     (259)     255     (1,328)     (734)
                    --------     --------     --------     --------
               Operating and other income     11,128     9,020     20,648
22,836
                    --------     --------     --------     --------

Interest:
     Interest on long-term debt     3,591     3,780     7,217     7,611
     Other interest     740     933     1,617     1,551
     Allowance for borrowed funds used during
      construction - credit     (11)     (28)     (26)     (60)
                    --------     --------     --------     --------
               Total interest     4,320     4,685     8,808     9,102
                    --------     --------     --------     --------

Net income     $  6,808     $  4,335     $ 11,840     $ 13,734
                    ========     ========     ========     ========


Statements of Retained Earnings
(In Thousands)

Retained earnings at beginning of period     $ 91,418     $109,897     $
86,465     $129,567
Net income     6,808     4,335     11,840     13,734
Dividends declared on cumulative
     preferred stock     (94)     (189)     (188)     (379)
Dividends declared on common stock     -     (8,493)     -     (37,372)
Premium on redemption of preferred stock     -     -     15     -
                    --------     --------     --------     --------
Retained earnings at end of period     $ 98,132     $105,550     $ 98,132
$105,550
                    ========     ========     ========     ========

The accompanying notes are an integral part of these financial statements.

Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.


THE NARRAGANSETT ELECTRIC COMPANY
Statements of Income
Twelve Months Ended June 30
(Unaudited)
     1999          1998
     ----          ----
          (In Thousands)
Operating revenue     $466,990     $505,949
                    --------     --------
Operating expenses:
     Fuel for generation and purchased electric
          energy:
          Contract termination charges from New England
           Power Company, an affiliate     100,770     66,598
          Other New England Power Company     23,622     215,358
          Other     121,643     277
     Other operation     85,618     85,199
     Maintenance     11,900     12,651
     Depreciation         22,081     23,177
     Taxes, other than federal income taxes     37,892     40,295
     Federal income taxes     15,151     14,830
                    --------     --------
               Total operating expenses     418,677     458,385
                    --------     --------
Operating income     48,313     47,564

Other income:
     Other income (expense), net     207     (301)
                    --------     --------
               Operating and other income     48,520     47,263
                    --------     --------

Interest:
     Interest on long-term debt     14,531     15,295
     Other interest     3,681     3,202
     Allowance for borrowed funds used during
      construction - credit     (51)     (122)
                    --------     --------
               Total interest     18,161     18,375
                    --------     --------

Net income     $ 30,359     $ 28,888
                    ========     ========


Statements of Retained Earnings
(In Thousands)

Retained earnings at beginning of period     $105,550     $122,624
Net income     30,359     28,888
Dividends declared on cumulative preferred stock     (376)     (1,262)
Dividends declared on common stock     (36,240)     (43,034)
Premium on redemption of preferred stock     (1,161)     (1,666)
                    --------     --------
Retained earnings at end of period     $ 98,132     $105,550
                    ========     ========


The accompanying notes are an integral part of these financial statements.

Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.




THE NARRAGANSETT ELECTRIC COMPANY
Balance Sheets
(Unaudited)
     June 30,          December 31,
ASSETS     1999          1998
------     ----          ----
          (In Thousands)
Utility plant, at original cost     $742,522     $732,077
     Less accumulated provisions for depreciation     218,411     209,155
                         --------     --------
                         524,111     522,922
Construction work in progress     1,548     2,566
                         --------     --------
          Net utility plant     525,659     525,488
                         --------     --------
Current assets:
     Cash          1,841     2,957
     Accounts receivable:
          From electric energy services     42,465     53,727
          Other (including $10,938,000 and $4,444,000
           from affiliates)     12,007     5,575
               Less reserves for doubtful accounts     4,625     4,240
                         --------     --------
                         49,847     55,062
     Unbilled revenues     18,719     20,752
     Fuel, materials and supplies, at average cost     3,629     3,494
     Prepaid and other current assets     9,814     739
                         --------     --------
               Total current assets     83,850     83,004
                         --------     --------
Deferred charges and other assets     54,137     55,628
                         --------     --------
                         $663,646     $664,120
                         ========     ========

CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization:
     Common stock, par value $50 per share,
          authorized and outstanding 1,132,487 shares     $ 56,624     $
56,624
     Premiums on preferred stocks     81     81
     Other paid-in capital     105,713     105,713
     Retained earnings     98,132     86,465
     Unrealized gain on securities, net     263     237
                         --------     --------
               Total common equity     260,813     249,120
     Cumulative preferred stock, par value $50 per share     7,238     7,238
     Long-term debt     168,743     168,702
                         --------     --------
               Total capitalization     436,794     425,060
                         --------     --------
Current liabilities:
     Long-term debt due in one year     5,000     8,000
     Short-term debt     36,000     26,675
     Accounts payable (including $14,120,000 and
          $1,929,000 to affiliates)     40,399     28,260
     Accrued liabilities:
          Taxes     2,897     10,031
          Interest     4,477     4,553
          Other accrued expenses     14,025     34,734
     Customer deposits     5,522     6,116
     Dividends payable     94     4,058
                         --------     --------
               Total current liabilities     108,414     122,427
                         --------     --------
Deferred federal income taxes     87,843     81,045
Unamortized investment tax credits     6,291     6,533
Other reserves and deferred credits     24,304     29,055
                         --------     --------
                         $663,646     $664,120
                         ========     ========

The accompanying notes are an integral part of these financial statements.

THE NARRAGANSETT ELECTRIC COMPANY
Statements of Cash Flows
Six Months Ended June 30
(Unaudited)
     1999          1998
     ----          ----
          (In Thousands)
Operating Activities:
          Net income     $ 11,840     $ 13,734
          Adjustments to reconcile net income to net cash
               provided by operating activities:
          Depreciation     11,245     11,923
          Deferred federal income taxes and
               investment tax credits, net     6,378     3,672
          Allowance for funds used during construction     (26)     (60)
          Decrease (increase) in accounts receivable, net
               and unbilled revenue     7,248     755
          Decrease (increase) in fuel, materials, and supplies     (135)
(439)
          Decrease (increase) in prepaid and other current assets
(9,075)     1,753
          Increase (decrease) in accounts payable     12,139     (418)
          Increase (decrease) in other current liabilities     (28,513)
(7,202)
          Other, net     (2,827)     683
                         --------     --------
                    Net cash provided by operating activities     $  8,274
$ 24,401
                         --------     --------

Investing Activities:
          Plant expenditures, excluding allowance for
               funds used during construction     $(11,423)     $(10,013)
          Other investing activities     (140)     -
                         --------     --------
                    Net cash used in investing activities     $(11,563)
$(10,013)
                         --------     --------

Financing Activities:
          Capital contributions from parent     $      -     $    180
          Dividends paid on common stock     (3,964)     (32,276)
          Dividends paid on preferred stock           (188)     (379)
          Long-term debt - retirements     (3,000)     (5,000)
          Changes in short-term debt     9,325     22,650
          Preferred stock - retirements     -     (26)
                         --------     --------
                    Net cash provided by (used in)
                     financing activities     $  2,173     $(14,851)
                         --------     --------

Net decrease in cash and cash equivalents     $ (1,116)     $   (463)

Cash and cash equivalents at beginning of period     2,957     3,122
                         --------     --------
Cash and cash equivalents at end of period     $  1,841     $  2,659
                         ========     ========


The accompanying notes are an integral part of these financial statements.


      THE NARRAGANSETT ELECTRIC COMPANY
Notes to Unaudited Financial Statements


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

     The Company has been named as a potentially responsible party (PRP) by either the United States Environmental Protection Agency or the Massachusetts Department of Environmental Protection for several sites (two of which are located in Massachusetts) at which hazardous waste is alleged to have been disposed. The Company is currently aware of other sites, and may in the future become aware of additional sites, that it may be held responsible for remediating.

     Gas was manufactured from coal in Rhode Island in the past. The Company is aware of five sites on which gas was manufactured or manufactured gas was stored that were owned either by the Company or by its predecessor companies. It is not known to what extent the Company would be held liable for hazardous wastes, if any, left at these manufactured gas locations.

     Predicting the potential costs to investigate and remediate hazardous waste sites continues to be difficult. There are also significant uncertainties as to the portion, if any, of the investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by the Company. A preliminary review by a consultant hired by the New England Electric System (NEES) companies of the potential cost of investigating and, if necessary, remediating Rhode Island manufactured gas sites resulted in costs per site ranging from less than $1 million to $11 million. An informal survey of other utilities conducted on behalf of NEES and its subsidiaries indicated costs in a similar range. The NEES companies have recovered amounts from certain insurers, and, where appropriate, the Company intends to seek recovery from other insurers and from other PRPs, but it is uncertain whether, and to what extent, such efforts will be successful. The Company believes that hazardous waste liabilities for all sites of which it is aware are not material to its financial position.
      Note B
------

     In the opinion of the Company, these financial statements reflect all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of its operations for the periods presented and should be considered in conjunction with the notes to the financial statements in the Company's 1998 Annual Report.
      Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations
-----------------------------------------------------------------

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

Update of Merger Agreements with National Grid and EUA

     On April 22, 1999, shareholders of National Grid approved the proposed merger with 99 percent of those voting approving the merger. On May 3, 1999, NEES received the approval of more than the required majority of outstanding shares for the merger with 75 percent of outstanding shares voting in favor of the merger. Of those shares voted, in excess of 94 percent voted in favor of the merger.

     The NEES/National Grid merger has received approval or clearance from the Federal Trade Commission (FTC), the Committee on Foreign Investment in the United States, the Federal Energy Regulatory Commission (FERC), the Vermont Public Service Board (VPSB), and the Connecticut Department of Public Utility Control (CDPUC). In addition, the New Hampshire Public Utilities Commission approved the proposed merger in an oral order on August 9, 1999, with a written order expected in several weeks.

     NEES and National Grid have also filed for merger approval with the Securities and Exchange Commission (SEC), under the Public Utility Holding Company Act of 1935 (1935 Act). In connection with the SEC application, the Massachusetts Department of Telecommunications and Energy (MDTE) certified to the SEC that the merger would not interfere with the MDTE's authority or ability to protect customers of NEES' Massachusetts distribution subsidiaries. NEES and National Grid have requested a similar certification from state regulators in Rhode Island. In addition, NEES and National Grid have also filed for merger approval with the Nuclear Regulatory Commission (NRC) to transfer ownership licenses for its minority ownership interests in regional nuclear plants. On July 20, 1999, three subsidiaries of Northeast Utilities filed a request for hearing with the NRC with respect to financial qualifications and raising issues of foreign ownership. NEES and National Grid responded, in a July 27, 1999 filing, opposing the request and asserting that the application should be granted as a matter of law and there is no need for a hearing. It is not known when the NRC will respond to the request or how it will rule.
           The NEES/National Grid merger is expected to be completed
by early 2000.

     The NEES acquisition of EUA has also received clearance from the FTC. NEES and EUA have made appropriate filings with the FERC, SEC, under the 1935 Act, NRC, MDTE, VPSB, and the Rhode Island Public Utilities Commission (RIPUC). In addition, the acquisition of EUA requires approval by the CDPUC. On May 17, 1999, EUA shareholders approved the acquisition of EUA by NEES. The acquisition of EUA is expected to be completed by early 2000.

Impact of Mergers on Distribution Rates
---------------------------------------

     In May 1999, the Company, along with Blackstone Valley Electric Company (Blackstone Valley) and Newport Electric Corporation (Newport Electric), wholly owned subsidiaries of EUA, filed a rate consolidation plan with the RIPUC, reflecting the acquisition of EUA by NEES and the merger of Blackstone
Valley and Newport Electric into the Company.   In the filing, the companies
proposed that effective within 120 days after the closing of the NEES acquisition of EUA or on April 1, 2000, whichever is later, most distribution rates for customers of Blackstone Valley and Newport Electric would be reduced by approximately $5 million per year. The filing calls for a distribution rate freeze for all three companies for up to four years.

Industry Restructuring
----------------------

     For a full discussion of industry restructuring activities in Rhode Island, the NEES companies' divestiture of its nonnuclear generating business, stranded cost recovery, and the impact of restructuring on the distribution business, see the "Industry Restructuring", and "Impact of Restructuring on Distribution Business" sections of the Company's Form 10-K for 1998 and the Company's 1998 Annual Report.

Regulatory Asset Recovery
-------------------------

     Historically, electric utility rates have been based on a utility's costs. As a result, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises in general. Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (FAS 71), requires regulated entities, in appropriate circumstances, to establish regulatory assets, and thereby defer the income statement impact of these charges because they are expected to be included in future customer charges. At June 30, 1999, the Company had net regulatory assets of approximately $34 million.

     Under existing ratemaking practices and provisions of industry restructuring settlement agreements approved by state and federal regulators, the Company has the ability to recover through rates its specific costs of providing ongoing distribution services and stranded costs billed to it by New England Power Company (NEP). To
      date, the Company believes these factors allow it to continue to apply FAS 71.

     Currently, there is much regulatory and other movement toward establishing performance-based rates. It is possible that the adoption of performance-based rates, future regulatory rules, or other circumstances could cause the application of FAS 71 to be discontinued. Absent the circumstances described in the next paragraph, this discontinuation would result in a noncash write-off of previously established regulatory assets. In addition, reserves for depreciation may also have to be increased to comply with unregulated accounting practices.

     In May 1999, the Company filed a rate plan which, if approved, may cause the application of FAS 71 to be discontinued upon consummation of the NEES/National Grid merger. Because the discontinuation of FAS 71 would be coincident with the completion of the NEES/National Grid merger, the NEES companies believe the appropriate accounting treatment would be that the regulatory assets would not be written off but instead reclassified to either an intangible asset account or a goodwill account.

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

     During 1996, the NEES companies began the process of identifying the changes required to their computer software and hardware to mitigate Y2K issues. The NEES companies established a Y2K Project team to manage these issues, which has consisted of as many as 70 full-time equivalent staff at some points in time, primarily external consultants being overseen by an internal Y2K management team. To facilitate the Y2K Project, NEES entered into contracts with Keane, Inc. and IBM to provide personnel support to the Y2K Project. Through June 30, 1999, the NEES companies have spent approximately $18 million with these vendors, which is included in the cost figures disclosed below. The Y2K Project team reports project progress to a Y2K Executive Oversight Committee each month. The team also makes regular reports to NEES' Board of Directors and its Audit Committee. The NEES companies separated their Y2K Project into four parts as shown below.


               Substantial     Contingency Testing,
               Completion     Documentation,
               of Critical     and Clean
Category     Specific Example     Systems     Management
--------     ----------------     -----------     -------------------

Mainframe/Midrange     Accounting/Customer     Completed     Throughout 1999
systems     service integrated
          systems

Desktop systems     Personal computers/     Completed     Throughout 1999
          Department software/
          Networks

Operational/     Dispatching systems/     Completed     Throughout 1999
Embedded     Transmission and
systems     Distribution systems/
          Telephone systems

External issues     Electronic Data     Completed     Throughout 1999
          Interchange/Vendor
          communications


     The NEES companies used a three-phase approach in coordinating their Y2K Project for system-related issues: (I) Assessment and Inventory, (II) Pilot Testing, and (III) Renovation, Conversion, or Replacement of Application and Operating Software Packages and Testing. Phase I, which was an initial assessment of all systems and devices for potential Y2K defects, was completed in mid-1997. These assessments included, but were not limited to, the review of program code for mainframe and midrange systems, analysis of personal computer hardware and network equipment for desktop systems, reaching consensus with key "data exchange" partners regarding the approach and execution of plans to address Y2K-related issues, and coordination with other New England Power Pool (NEPOOL) member utilities related to operational systems, such as transmission systems. Phase II, which consisted of renovation pilots for a cross-section of systems in order to facilitate the establishment of templates for Phase III work, was completed in late 1997. Phase III, which was completed on June 30, 1999, required the renovation, conversion, or replacement of the remaining applications and operating software packages.

     Critical systems include major operational and informational systems such as the NEES companies' financial-related and customer information systems. These mission critical systems were first addressed at an individual component level, and then, upon satisfactory completion of that testing, reviewed at an integrated level, during which the Y2K Project team tested for Y2K problems which could be caused by various system interfaces. Additionally, contingency plans are being implemented for mission critical systems, as described below.

     The overall Y2K Project was designed such that Y2K-related work performed by external consultants was reviewed by NEES employees, and vice-versa. The Y2K Project team management periodically benchmarked its progress against the recommended progress schedule
      documented by the North American Electric Reliability
Council (NERC), and has met all recommended schedules, including the issuance of its Year 2000 Readiness Letter to NERC on June 30, 1999.

     The NEES companies also implemented a formalized communication process with third parties to give and receive information related to their progress in remediating their own Y2K issues, and to communicate the NEES companies' progress in addressing the Y2K issue. These third parties include major customers, suppliers, and significant businesses with which the NEES companies have data links (such as banks). The NEES companies have identified standard offer generation service providers, telecommunications companies, and the Independent System Operator-New England (ISO New England) as critical to business operations. The NEES companies have been in contact with all of these parties regarding the progress of their Y2K remediation efforts, and will continue to monitor their ongoing remediation efforts through continued communications. The NEES companies cannot predict the outcome of other companies' remediation efforts. Therefore, contingency plans are being implemented, as described below.

     The NEES companies believe total costs associated with making the necessary modifications to all centralized and noncentralized systems will be approximately $28 million. These costs include the replacement of approximately one thousand desktop computers. In addition, the NEES companies are spending $7 million related to the replacement of the human resources and payroll system, in part due to the Y2K issue. As of June 30, 1999, total Y2K-related costs of approximately $33 million have been incurred, of which approximately $6 million have been capitalized. The NEES companies continually review their cost estimates based upon the overall Y2K Project status, and update these estimates as warranted.

     The NEES companies have developed and are implementing Y2K contingency plans to allow for critical information and operating systems to function from January 1, 2000, forward. These plans are intended to address both internal risks as well as potential external risks related to suppliers and customers. Part of the contingency plan implementation for accounting and desktop systems will include taking extensive data back-ups prior to year-end closing. For operational systems, the NEES companies have in place an overall disaster recovery program, which already includes periodic disaster simulation training (for outages due to severe weather, for instance). As part of the Y2K contingency plan implementation, the NEES companies are reviewing their disaster recovery plans and modifying them for Y2K-specific issues, such as a potential loss of telecommunication services. The NEES companies expect to hold contingency plan drills during the third quarter of 1999.

     Interregional and regional contingency plans are being finalized to address emergency scenarios due to the interconnection of utility systems throughout the United States. At a regional level, the NEES companies are participating and cooperating with NEPOOL and ISO New England. Overall regional activities, including those of NEPOOL and ISO New England, are being coordinated by the Northeast Power Coordinating Council, whose activities are being
      incorporated into the interregional coordinating effort by
NERC. Drills of these interregional and regional contingency plans are expected to be held in September 1999.

     The NEES companies believe that their mission critical systems used to deliver electricity are ready for date changes associated with Y2K, in accordance with the criteria specified by NERC. Recognizing that neither the NEES companies nor any other organization can make guarantees about something as complex as Y2K, the NEES companies also have developed and are implementing the contingency plans described above (including contingency plans in the event of temporary disruptions of electric service) to address potential problems caused by Y2K. In the event that a short-term disruption in service occurs, NEES does not expect that such a disruption would have a material impact on its financial position or results of operation.

Earnings
--------

     Net income increased $2 million during the second quarter of 1999 compared with the corresponding period in 1998 due primarily to the implementation of a fully reconciling transmission cost rate mechanism in the first quarter of 1999, increased kilowatthour (kWh) deliveries, reduced operations and maintenance expense, and reduced property tax expense. These increases were partially offset by loss of income associated with the Company's former 10 percent ownership of the Manchester Street generating station (Manchester Street) as a result of the sale of NEES' nonnuclear generating business on September 1, 1998.

     Net income for the first six months of 1999 decreased $2 million compared with the same period in 1998 due to the impact of the loss of income on Manchester Street exceeding the impact of increased kWh deliveries.

Operating Revenue
-----------------

     Operating revenue decreased $15 million and $9 million in the second quarter and first six months of 1999, respectively, compared with the corresponding periods in 1998, reflecting a transition access charge rate reduction effective January 1, 1999. These decreases were partially offset by increased standard offer revenues, the recovery of increased demand-side management spending (DSM), and the implementation of a fully reconciling transmission cost true-up mechanism in the first quarter of 1999. In addition, kWh deliveries increased 6.2 percent and 3.8 percent, respectively, as a result of significantly warmer weather in June 1999 and the effect of a strong economy. For the year-to-date period, revenues were also favorably affected by a refund made in January 1998 of past overrecoveries of postretirement benefits other than pension (PBOP) costs.
      Operating Expenses
------------------

     Operating expenses for the second quarter and first six months of 1999 decreased $17 million and $7 million, respectively, compared with the corresponding periods in 1998. The decrease in both periods is primarily due to reduced transition access charge billings from NEP, decreased operation and maintenance expenses, and reduced property taxes. These decreases were partially offset by reduced reimbursements associated with the Company's former 10 percent ownership of Manchester Street.

     Fuel and purchased electric energy costs decreased by $9 million in the second quarter but increased by $6 million for the year-to-date period. Access charge billings from NEP decreased by $19 million and $17 million, respectively, in the quarter and year-to-date period. Reimbursement credits from NEP in connection with the Company's ownership of transmission facilities and former ownership of generation facilities decreased by $10 million and $20 million, respectively, in the quarter and year-to-date period. However, $6 million and $12 million, respectively, of this reduction represents a reclassification of the transmission portion of such credits from purchased power expense to operation and maintenance expense in the second quarter of 1999. Lastly, standard offer purchased power costs increased in the second quarter by approximately $2 million due to increased sales.

     Operation and maintenance expenses decreased for the second quarter and first six months of 1999 by $8 million and $10 million, respectively. These decreases were primarily due to the reclassification of $6 million and $12 million, respectively, of reimbursement credits from NEP described in the previous paragraph. In addition, the decrease is also attributable to an accounting write-off in the second quarter of 1998 of approximately $2 million of certain previously capitalized plant items. Partially offsetting these decreases for the year-to-date period were increased transmission wheeling costs, increased DSM spending, and the impact of a refund in the first quarter of 1998 of past overrecoveries of PBOP costs.

     The decrease in property tax expense for the second quarter and first six months of 1999 is due primarily to the Company's sale of Manchester Street.

Utility Plant Expenditures and Financing
----------------------------------------

     Cash expenditures for utility plant totaled $11 million for the first six months of 1999. The funds necessary for utility plant expenditures during the period were provided by net cash from operating activities, after the payment of dividends, plus increased short-term debt.

     In the first six months of 1999, the Company retired $3 million of mortgage bonds.

           At June 30, 1999, the Company had $36 million of short-term debt outstanding representing borrowings from affiliates. The Company's ability to issue short-term debt is limited by the need to obtain regulatory approval from the SEC, under the 1935 Act. Approval has been granted for up to $100 million. As of June 30, 1999, the Company had lines of credit with banks totaling $41 million. There were no borrowings under these lines of credit at June 30, 1999.

     For the twelve-month period ending June 30, 1999, the ratio of earnings to fixed charges was 3.53.
      PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
---------------------------

     Information concerning a rate consolidation plan filed by the Company with the Rhode Island Public Utilities Commission on May 20, 1999, discussed in Part I of this report in Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference and made a part hereof.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     The Company is filing the following revised exhibit for incorporation by reference into its registration statement on Form S-3, Commission File No. 33-61131.

     12     Statement re computation of ratios

     The Company is filing Financial Data Schedules.


      SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 1999 to be signed on its behalf by the undersigned thereunto duly authorized.

                                   THE NARRAGANSETT ELECTRIC COMPANY

                                   s/John G. Cochrane

                                   John G. Cochrane, Treasurer,
                                   Authorized Officer, and
                                   Principal Financial Officer

Date:     August 13, 1999