Form 10-Q
period 1999-09-30
NARRAGANSETT ELECTRIC CO
filed 1999-11-12
CIK 69659

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

Yes (X)      No ( )


Common stock, par value $50 per share, authorized and outstanding: 1,132,487 shares at September 30, 1999.
       PART I FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------
       THE NARRAGANSETT ELECTRIC COMPANY
Statements of Income
Periods Ended September 30
(Unaudited)
          Quarter                    Nine Months
          -------                    -----------
     1999          1998          1999          1998
     ----          ----          ----          ----
                    (In Thousands)
Operating revenue     $117,849     $128,787     $346,456     $366,058
                    --------     --------     --------     --------
Operating expenses:
     Fuel for generation and purchased electric
      energy:
            Non-affiliates     41,205     12,651     113,484     12,863
        New England Power Company, an affiliate     4,659     21,506
10,943     76,943
        Contract termination charges from New
          England Power Company     16,742     32,517     66,354     99,115
     Other operation     14,826     22,722     50,779     68,849
     Maintenance     3,709     2,755     9,563     8,706
     Depreciation     5,623     5,762     16,868     17,685
     Taxes, other than federal income taxes     9,807     10,799
29,186     31,201
     Federal income taxes     5,593     5,974     11,618     13,025
                    --------     --------     --------     --------
               Total operating expenses     102,164     114,686
308,795     328,387
                    --------     --------     --------     --------
Operating income     15,685     14,101     37,661     37,671

Other income:
     Other income (expense), net     12     2,028     (1,316)     1,294
                    --------     --------     --------     --------
               Operating and other income     15,697     16,129     36,345
38,965
                    --------     --------     --------     --------

Interest:
     Interest on long-term debt     3,513     3,707     10,730     11,318
     Other interest     951     924     2,568     2,475
     Allowance for borrowed funds used during
      construction     (11)     (12)     (37)     (72)
                    --------     --------     --------     --------
               Total interest     4,453     4,619     13,261     13,721
                    --------     --------     --------     --------

Net income     $ 11,244     $ 11,510     $ 23,084     $ 25,244
                    ========     ========     ========     ========



Statements of Retained Earnings
(In Thousands)


Retained earnings at beginning of period     $ 98,132     $105,550     $
86,465     $129,567
Net income     11,244     11,510     23,084     25,244
Dividends declared on cumulative
     preferred stock     (94)     (99)     (282)     (478)
Dividends declared on common stock     -     (32,276)     -     (69,648)
Premium on redemption of preferred stock     -     (1,160)     15     (1,160)
                    --------     --------     --------     --------
Retained earnings at end of period     $109,282     $ 83,525     $109,282
$ 83,525
                    ========     ========     ========     ========

The accompanying notes are an integral part of these financial statements.

Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.


THE NARRAGANSETT ELECTRIC COMPANY
Statements of Income
Twelve Months Ended September 30
(Unaudited)
     1999          1998
     ----          ----
          (In Thousands)
Operating revenue     $456,052     $492,756
                    --------     --------
Operating expenses:
     Fuel for generation and purchased electric energy:
           Non-affiliates     150,197     12,882
       New England Power Company, an affiliate     6,775     151,450
       Contract termination charges from New England
         Power Company     84,995     99,115
  Other operation     77,722     90,273
     Maintenance     12,854     12,031
     Depreciation          21,942     23,048
     Taxes, other than federal income taxes     36,900     40,685
     Federal income taxes     14,770     15,845
                    --------     --------
               Total operating expenses     406,155     445,329
                    --------     --------
Operating income     49,897     47,427

Other income:
     Other income (expense), net     (1,809)     1,617
                    --------     --------
               Operating and other income     48,088     49,044
                    --------     --------

Interest:
     Interest on long-term debt     14,337     15,196
     Other interest     3,708     3,440
     Allowance for borrowed funds used during
      construction     (50)     (128)
                    --------     --------
               Total interest     17,995     18,508
                    --------     --------

Net income     $ 30,093     $ 30,536
                    ========     ========


Statements of Retained Earnings
(In Thousands)


Retained earnings at beginning of period     $ 83,525     $129,686
Net income     30,093     30,536
Dividends declared on cumulative preferred stock     (371)     (826)
Dividends declared on common stock     (3,964)     (73,045)
Premium on redemption of preferred stock     (1)     (2,826)
                    --------     --------
Retained earnings at end of period     $109,282     $ 83,525
                    ========     ========


The accompanying notes are an integral part of these financial statements.

Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.

THE NARRAGANSETT ELECTRIC COMPANY
Balance Sheets
(Unaudited)
     September 30,          December 31,
ASSETS     1999          1998
------     ----          ----
          (In Thousands)
Utility plant, at original cost     $746,158     $732,077
     Less accumulated provisions for depreciation     222,437     209,155
                         --------     --------
                         523,721     522,922
Construction work in progress     3,126     2,566
                         --------     --------
               Net utility plant     526,847     525,488
                         --------     --------
Current assets:
     Cash          2,381     2,957
     Accounts receivable:
          From electric energy services     44,542     53,727
          Other (including $10,630,000 and $4,444,000
           from affiliates)     11,802     5,575
               Less reserves for doubtful accounts     4,748     4,240
                         --------     --------
                         51,596     55,062
     Unbilled revenues     17,213     20,752
     Fuel, materials, and supplies, at average cost     3,527     3,494
     Prepaid and other current assets     17,453     739
                         --------     --------
               Total current assets     92,170     83,004
                         --------     --------
Deferred charges and other assets     54,391     55,628
                         --------     --------
                         $673,408     $664,120
                         ========     ========

CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization:
     Common stock, par value $50 per share,
          authorized and outstanding 1,132,487 shares     $ 56,624     $
56,624
     Premium on preferred stock     81     81
     Other paid-in capital     105,713     105,713
     Retained earnings     109,282     86,465
     Unrealized gain on securities, net     225     237
                         --------     --------
               Total common equity     271,925     249,120
     Cumulative preferred stock, par value $50 per share     7,238     7,238
     Long-term debt     153,764     168,702
                         --------     --------
               Total capitalization     432,927     425,060
                         --------     --------
Current liabilities:
     Long-term debt due within one year     15,000     8,000
     Short-term debt to affiliates     43,175     26,675
     Accounts payable (including $13,356,000 and $1,929,000
          to affiliates)     40,534     28,260
Accrued liabilities:
     Taxes          -     10,031
     Interest         2,984     4,553
     Other accrued expenses     16,712     34,734
Customer deposits     3,353     6,116
Dividends payable     94     4,058
                         --------     --------
               Total current liabilities     121,852     122,427
                         --------     --------
Deferred federal income taxes     88,324     81,045
Unamortized investment tax credits     6,170     6,533
Other reserves and deferred credits     24,135     29,055
                         --------     --------
                         $673,408     $664,120
                         ========     ========

The accompanying notes are an integral part of these financial statements.

THE NARRAGANSETT ELECTRIC COMPANY
Statements of Cash Flows
Nine Months Ended September 30
(Unaudited)
     1999          1998
     ----          ----
          (In Thousands)
Operating Activities:
          Net income     $ 23,084     $ 25,244
          Adjustments to reconcile net income to net cash
               provided by operating activities:
          Depreciation     16,868     17,685
          Deferred federal income taxes and investment
               tax credit, net     6,677     1,690
          Allowance for funds used during construction     (37)     (72)
          Decrease (increase) in accounts receivable, net
               and unbilled revenue     7,005     (20,153)
          Decrease (increase) in fuel, materials, and supplies     (33)
601
          Decrease (increase) in prepaid and other current assets
(16,714)     4,191
          Increase (decrease) in accounts payable     12,274     (3,714)
          Increase (decrease) in other current liabilities     (32,385)
13,963
          Other, net     (3,174)     1,119
                         --------     --------
                    Net cash provided by operating activities     $ 13,565
$ 40,554
                         --------     --------

Investing Activities:
          Plant expenditures, excluding allowance for
               funds used during construction     $(18,223)     $(14,860)
          Other investing activities     (172)     (19)
          Proceeds from sale of generating assets     -     39,723
                         --------     --------
                    Net cash provided by (used in) investing activities
$(18,395)     $ 24,844
                         --------     --------

Financing Activities:
          Capital contributions from parent     $      -     $    214
          Dividends paid on common stock     (3,964)     (73,045)
          Dividends paid on preferred stock     (282)     (568)
          Long-term debt - retirements     (8,000)     (10,000)
          Changes in short-term debt     16,500     24,400
          Preferred stock - retirements     -     (5,153)
          Premium on reacquisition of preferred stock     -     (1,160)
                         --------     --------
                    Net cash provided by (used in) financing activities     $
4,254     $(65,312)
                         --------     --------

Net increase (decrease) in cash and cash equivalents     $   (576)     $
86

Cash and cash equivalents at beginning of period     2,957     3,122
                         --------     --------
Cash and cash equivalents at end of period     $  2,381     $  3,208
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

Note B
------

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

Merger Agreements
-----------------

     For a full discussion of New England Electric System's (NEES) merger agreements with The National Grid Group plc (National Grid) and Eastern Utilities Associates (EUA), see the Merger Agreements sections of the Company's Form 10-K for 1998 and the Company's 1998 Annual Report.

Update of Merger Agreements with National Grid and EUA

     The NEES/National Grid merger has received approval or clearance from shareholders of both National Grid and NEES, the Federal Trade Commission
(FTC), the Committee on Foreign Investment in the United States, the Federal Energy Regulatory Commission (FERC), the Vermont Public Service Board (VPSB), the Connecticut Department of Public Utility Control (CDPUC), and the New Hampshire Public Utilities Commission (NHPUC).

     On November 3, 1999, the Office of the Consumer Advocate for New Hampshire filed a motion seeking rehearing or reconsideration of the merger approval by the NHPUC with respect to the treatment of the acquisition premium and stranded costs. NEES and National Grid have opposed the motion for rehearing.

     NEES and National Grid have also filed for merger approval with the Securities and Exchange Commission (SEC), under the Public Utility Holding Company Act of 1935 (1935 Act). In connection with the SEC application, the Massachusetts Department of Telecommunications and Energy (MDTE) and the Rhode Island Public Utilities Commission (RIPUC) certified to the SEC that the merger would not interfere with their authority or ability to protect customers of NEES' distribution subsidiaries in Massachusetts and Rhode Island, respectively.

      In addition, NEES and National Grid have also filed for merger approval with the Nuclear Regulatory Commission (NRC) to transfer ownership licenses for its minority ownership interests in regional nuclear plants. In July
1999, three subsidiaries of Northeast Utilities (NU) filed a request for hearing with the NRC with respect to financial qualifications and issues of foreign ownership. In October 1999, the NRC issued an order granting the request for hearing and directed NEES, National Grid, and the NU subsidiaries to promptly determine whether the proceeding could be settled without a hearing. In November 1999, NEES, National Grid, and the NU subsidiaries executed an agreement with respect to these issues. As part of this agreement, the NU subsidiaries agreed to withdraw their intervention and request for hearing. Assuming the NRC grants the motion to withdraw, NEES and National Grid anticipate that the remaining required regulatory approvals from the SEC, under the 1935 Act, and the NRC will be obtained in a time frame that will allow the merger to be completed by early 2000.
        The NEES acquisition of EUA has received approval or clearance from EUA shareholders, the FTC, the CDPUC, and the FERC. NEES and EUA have also made appropriate filings with the SEC, under the 1935 Act, NRC, MDTE, VPSB, and the RIPUC. The acquisition of EUA is expected to be completed by early 2000.

Impact of Mergers on Distribution Rates
---------------------------------------

     In May 1999, the Company, along with Blackstone Valley Electric Company (Blackstone Valley) and Newport Electric Corporation (Newport Electric), wholly owned subsidiaries of EUA, filed a rate consolidation plan with the RIPUC, reflecting the acquisition of EUA by NEES and the merger of Blackstone
Valley and Newport Electric into the Company.   In the filing, the companies
proposed that effective within 120 days after the closing of the NEES acquisition of EUA or on April 1, 2000, whichever is later, most distribution rates for customers of Blackstone Valley and Newport Electric would be reduced by approximately $5 million per year. The filing calls for a distribution rate freeze through December 31, 2002. The freeze would be extended an additional two years upon completion of the NEES/National Grid merger.

Industry Restructuring
----------------------

     For a full discussion of industry restructuring activities in Rhode Island, the NEES companies' divestiture of its nonnuclear generating business (the divestiture), stranded cost recovery, and the impact of restructuring on the distribution business, see the "Industry Restructuring" and "Impact of Restructuring on Distribution Business" sections of the Company's Form 10-K for 1998 and the Company's 1998 Annual Report.

Regulatory Asset Recovery
-------------------------

     Historically, electric utility rates have been based on a utility's costs. As a result, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises in general. Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (FAS 71), requires regulated entities, in appropriate circumstances, to establish regulatory assets, and thereby defer the income statement impact of these charges because they are expected to be included in future customer charges. At September 30, 1999, the Company had net regulatory assets of approximately $32 million.

     Under existing ratemaking practices and provisions of industry restructuring settlement agreements approved by state and federal regulators, the Company has the ability to recover through rates its specific costs of providing ongoing distribution services and stranded costs billed to it by New England Power Company (NEP). To date, the Company believes these factors allow it to continue to apply FAS 71.

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

Year 2000 Readiness Disclosure
------------------------------

     Over the course of this year, most companies have faced and will continue to face a potentially serious information systems (computer) problem because many software applications and operational programs written in the past may not properly recognize calendar dates associated with the year 2000 (Y2K). This could cause computers to either shut down or lead to incorrect calculations.

     The NEES companies believe that their mission critical systems used to deliver electricity are ready for date changes associated with Y2K, in accordance with the criteria specified by the North American Electric Reliability Council (NERC). Recognizing that neither the NEES companies nor any other organization can make guarantees about something as complex as Y2K, the NEES companies have also developed and implemented the contingency plans described below (including contingency plans in the event of temporary disruptions of electric service) to address potential problems caused by Y2K. In the event that a short-term disruption in service occurs, NEES does not expect that such a disruption would have a material impact on its financial position or results of operation.

     During 1996, the NEES companies began the process of identifying the changes required to their computer software and hardware to mitigate Y2K issues. The NEES companies established a Y2K Project team to manage these issues, which consisted of as many as 70 full-time equivalent staff at some points in time, primarily external consultants being overseen by an internal Y2K management team. To facilitate the Y2K Project, NEES entered into contracts with Keane, Inc. and IBM to provide personnel support to the Y2K Project. Through September 30, 1999, the NEES companies have spent approximately $18 million with these vendors, which is included in the cost figures disclosed below. The Y2K Project team reports project progress to a Y2K Executive Oversight Committee each month. The team also makes regular reports to NEES' Board of Directors and its Audit Committee. The NEES companies separated their Y2K Project into four parts as shown on the following page.
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

     Critical systems include major operational and informational systems such as the NEES companies' financial-related and customer information systems. These mission critical systems were first addressed at an individual component level, and then, upon satisfactory completion of that testing, reviewed at an integrated level, during which the Y2K Project team tested for Y2K problems which could be caused by various system interfaces. Additionally, contingency plans have been implemented for mission critical systems, as described below.

     The overall Y2K Project was designed such that Y2K-related work performed by external consultants was reviewed by NEES employees, and vice-versa. The Y2K Project team management continuously benchmarked its progress against the recommended progress schedule documented by NERC, and has met all recommended schedules, including the issuance of its Year 2000 Readiness Letter to NERC on June 30, 1999.

 The NEES companies also implemented a formalized communication process with third parties to give and receive information related to their progress in remediating their own Y2K issues, and to communicate the NEES companies' progress in addressing the Y2K issue. These third parties include major customers, suppliers, and significant businesses with which the NEES companies have data links (such as banks). The NEES companies have identified standard offer (transition service) generation service providers, telecommunications companies, and the Independent System Operator-New England (ISO New England) as critical to business operations. The NEES companies have been in contact with all of these parties regarding the progress of their Y2K remediation efforts, and will continue to monitor their ongoing remediation efforts through continued communications. The NEES companies cannot predict the outcome of other companies' remediation efforts. Therefore, contingency plans have been implemented, as described below.

     The NEES companies believe total costs associated with making the necessary modifications to all centralized and noncentralized systems will be approximately $28 million, including the replacement of approximately one thousand desktop computers. In addition, the NEES companies have spent $7 million (of which approximately $6 million has been capitalized) related to the replacement of the human resources and payroll system, in part due to the Y2K issue. As of September 30, 1999, substantially all Y2K-related costs have been incurred. The NEES companies continually review their cost estimates based upon the overall Y2K Project status, and update these estimates as warranted.

     The NEES companies developed and implemented Y2K contingency plans to allow for critical information and operating systems to function from January 1, 2000, forward. These plans are intended to address both internal risks as well as potential external risks related to suppliers and customers. Part of the contingency plan implementation for accounting and desktop systems will include taking extensive data back-ups prior to year-end closing. For operational systems, the NEES companies have in place an overall disaster recovery program, which already includes periodic disaster simulation training (for outages due to severe weather, for instance). As part of the Y2K contingency plan implementation, the NEES companies have reviewed their disaster recovery plans and modified them for Y2K-specific issues, such as a potential loss of telecommunication services. The NEES companies conducted contingency plan drills on September 8, and 9, 1999.

     Interregional and regional contingency plans have been finalized for utility systems throughout the United States. At a regional level, the NEES companies have participated and cooperated with NEPOOL and ISO New England. Overall regional activities, including those of NEPOOL and ISO New England, are being coordinated by the Northeast Power Coordinating Council, whose activities have been incorporated into the interregional coordinating effort by NERC. Drills of these interregional and regional contingency plans were also conducted on September 8 and 9, 1999.

Earnings
--------

     Net income decreased less than $1 million during the third quarter of 1999 and $2 million for the first nine months of 1999, compared with the corresponding periods in 1998. The decrease is due principally to the loss of income associated with the Company's former 10 percent ownership of the Manchester Street generating station (Manchester Street) as a result of the divestiture, partially offset by increased kilowatthour (kWh) deliveries, reduced operation and maintenance expenses on a combined basis, and reduced property taxes. The
      decrease for the third quarter is also due to the effect of a 1998 reimbursement by NEP to the Company for premiums on the reacquisition of preferred stock. These premiums were charged to retained earnings.

Operating Revenue
-----------------

     Operating revenue decreased $11 million and $20 million in the third quarter and first nine months of 1999, respectively, compared with the corresponding periods in 1998, due primarily to a transition access charge rate reduction effective January 1, 1999. The decrease is partially offset by increased standard offer revenues and increased kWh deliveries of 5.7 percent and 4.5 percent in the third quarter and year-to-date period, respectively, as a result of significantly warmer weather and the effect of a strong economy. The decrease for the year-to-date period is also partially offset by the recovery of increased demand-side management (DSM) spending, an increase in transmission rates associated with an increase in transmission costs, and the impact of a refund made in January 1998 of past overrecoveries of postretirement benefits other than pension (PBOP) costs.

Operating Expenses
------------------

     Operating expenses for the third quarter and first nine months of 1999 decreased $13 million and $20 million, respectively, compared with the corresponding periods in 1998. The decrease is due primarily to reduced transition access charge billings from NEP, decreased operation and maintenance expenses on a combined basis, and reduced property taxes. These decreases are partially offset by reduced reimbursements associated with the Company's former 10 percent ownership of Manchester Street.

     Fuel and purchased electric energy costs decreased $4 million in the third quarter but increased $2 million for the year-to-date period. Access charge billings from NEP decreased $16 million and $33 million, respectively, in the third quarter and first nine months of 1999. Reimbursement credits from NEP in connection with the Company's ownership of transmission facilities and former ownership of generation facilities decreased $9 million and $30 million, respectively, in the third quarter and year-to-date period. However, $6 million and $19 million, respectively, of this reduction represents a reclassification of the transmission portion of such credits from purchased power expense to operation and maintenance expense in 1999. In addition, the Company experienced increased standard offer purchased power costs of approximately $2 million and $4 million for the third quarter and year-to-date period, respectively, reflecting increased sales.

     Operation and maintenance expenses decreased $7 million and $17 million on a combined basis for the third quarter and first nine months of 1999, respectively. These decreases are primarily due to the reclassification of reimbursement credits from NEP described in the previous paragraph, as well as reduced administrative costs resulting from workforce reductions. Partially offsetting these decreases are increased transmission wheeling costs and increased distribution maintenance costs as a result of severe weather in the third quarter of 1999. For the year-to-date period, operation and maintenance expenses also decreased due to the divestiture and the effect of a second quarter 1998 accounting write-off of approximately $2 million of certain previously capitalized plant items, partially offset by increased DSM spending and the impact of a first quarter 1998 refund of past overrecoveries of PBOP costs.

        The decrease in taxes other than income taxes for the third quarter and first nine months of 1999 is primarily the result of reduced property tax expense, a portion of which is due to the Company's sale of Manchester Street.

Other Income
------------

     The decrease in other income for the third quarter and year-to-date period is primarily due to a third quarter 1998 reimbursement by NEP to the Company for premiums incurred on the reacquisition of preferred stock in connection with the divestiture.

Utility Plant Expenditures and Financing
----------------------------------------

     Cash expenditures for utility plant totaled $18 million for the first nine months of 1999. The funds necessary for utility plant expenditures during the period were provided by net cash from operating activities, after the payment of dividends, plus increased short-term debt.

     In the first nine months of 1999, the Company retired $8 million of mortgage bonds.

     At September 30, 1999, the Company had $43 million of short-term debt outstanding to affiliates. The Company has received regulatory approval from the SEC, under the 1935 Act, to issue up to $100 million of short-term debt. As of September 30, 1999, the Company had lines of credit with banks totaling $41 million. There were no borrowings under these lines of credit at September 30, 1999.

     For the twelve-month period ending September 30, 1999, the ratio of earnings to fixed charges was 3.51.
      PART II. OTHER INFORMATION

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

     12     Statement re computation of ratios

     The Company is filing Financial Data Schedules.

      SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 1999 to be signed on its behalf by the undersigned thereunto duly authorized.

               THE NARRAGANSETT ELECTRIC COMPANY


               s/ John G. Cochrane

               John G. Cochrane,
               Treasurer, Authorized Officer, and
               Principal Financial Officer

Date:     November 10, 1999